Form 10-Q
period 2012-03-31
EPSILON CORP
filed 2012-06-06
CIK 1539574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number:  333-179321
EPSILON CORP.
(Exact name of Registrant as specified in its charter)
Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
7950 NW 53 rd St., Suite 337 Miami, FL 33166 Phone: (786) 228-5772 Fax: (866) 480-9591
(Address of principal executive offices) (zip code)

Telephone: Phone: (786) 228-5772 Facsimile: Fax: (866) 480-9591
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 6, 2012, there were 3,000,000 shares of the Registrant's common stock issued and outstanding.

EPSILON CORP.

TABLE OF CONTENTS

Part I—Financial Information

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$24,549	$20,979
Deferred offering costs	$5,000	$-
Total current assets	29,549	20,979

Total Assets	$29,549	$20,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Due to shareholder	$25	$25
Accounts payable and accrued expenses	$8,393	$4,500
Total Current Liabilities	8,418	4,525

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
3,000,000 shares issued and outstanding	300	300
Additional paid-in capital	29,700	29,700
Subscriptions receivable	-	(9,000)
Earnings (Deficit) accumulated during development stage	(8,869)	(4,546)

Total stockholders' equity	21,131	16,454

Total Liabilities and Stockholders' Equity	$29,549	$20,979

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH MARCH 31, 2012
(Unaudited)
	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2012	March 31, 2011	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Professional fees	2,154	-	6,654
Filing fees	2,091		2,091
Other	78	-	124

Total general and administrative expenses	4,323	-	8,869
	-	-	-
(Loss) from Operations	(4,323)	-	(8,869)

Provision for income taxes	-	-	-

Net (Loss)	$(4,323)	$-	$(8,869)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$-

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,000,000	-

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 17, 2011)
THROUGH MARCH 31, 2012
(Unaudited)

	(Deficit)
	Accumulated
	Additional	Stock	During the
	Common stock	Paid-in	Subscriptions	Development
Description	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.018/share)	3,000,000	300	29,700	(9,000)	-	21,000

Net (loss) for the period	-	-	-	-	(4,546)	(4,546)

Balance -December 31, 2011	3,000,000	300	29,700	(9,000)	(4,546)	16,454

Stock subscription payment received	-	-	-	9,000	-	9,000

Net (loss) for the period	-	-	-	-	(4,323)	(4,323)

Balance -March 31, 2012	3,000,000	$300	$29,700	$-	$(8,869)	$21,131

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH MARCH 31, 2012
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2012	March 31, 2011	Inception

Operating Activities:
Net (loss)	$(4,323)	$-	$(8,869)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Deferred offering costs	(5,000)	(5,000)
Accounts payable and accrued liabilities	3,893	-	8,393

Net Cash Used in Operating Activities	(5,430)	-	(5,476)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loan	-	-	25
Proceeds from common stock	9,000	-	30,000

Net Cash Provided by Financing Activities	9,000	-	30,025

Net Increase in Cash	3,570	-	24,549

Cash - Beginning of Period	20,979	-	-

Cash - End of Period	$24,549	$-	$24,549

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Epsilon Corp. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on October 17, 2011. The business plan of the Company is to launch and maintain and on-line social network for start-ups in high-tech industry, where entrepreneurs and investors and industry experts meet. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable-trade and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Lease Obligations

All non cancellable leases with an initial term greater than one year are categorized as either capital leases or operating leases. Assets recorded under capital leases are amortized according to the methods employed for property and equipment or over the term of the related lease, if shorter.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to launch and maintain and on-line social network for start-ups in high-tech industry, where entrepreneurs and investors and industry experts meet.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On November 14, 2011, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for a $30,000 subscription receivable. Partial Payments of the subscription totaling $21,000 were received in December 2011. $9,000 of the subscription receivable was received January 19, 2012.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.12 per share for proceeds of up to $120,000.

4. Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2012 was as follows (assuming a 15% effective tax rate):

Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$648
Change in valuation allowance	(648)
Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011 as follows:
	2012	2011
Loss carryforwards	$1,330	$682
Less - Valuation allowance	(1,330)	(682)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $8,870 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5.   Related Party Loans and Transactions

On November 14, 2011, the Company issued 3,000,000 shares of common stock to the director and the secretary of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Full payment of the subscription was received by the March 31, 2011.

The Company's director provides rent-free office space to the Company.

6. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements.Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from May 11, 2012.

Activities to Date

We were incorporated under the laws of the State of Delaware on October 17, 2011. We are a development stage company. We currently have no employees. From our inception to date, we have not generated any revenues, and our operations have been limited to organizational and start-up activities.

We have conducted market research into the social networking market in the United States and in Israel, and the costs related to conducting face social networking meetings and developing a user friendly website for enabling clients to conduct face to face social networking meetings in each of these territories.  Our research covered:

•	The different types of social networking platforms currently available in the US and in the Israeli market;
•	The costs of using a event supervisor to coordinate our face to face networking services in Israel;
•	The networking costs charged by our competition ;
•	how to target clients and their potential customers for providing our services; and
•	The advertising methods of the dominant networking providers.

Plan of Operation

Over the 12 month period from the completion of our offering, if we have raised enough funds, we intend to commence social networking meetings in Israel and design, launch and market our website. Our initial focus will be on using Israel as our first primary market and will work from our principal business address at 127 Uziel St., Bait Va Gan, Jerusalem, Israel – which is owned by our President and which we use rent free.

Within 90 days of from the completion of our offering, the Company intends to begin its hiring of website developers and will initiate its first social network meeting and generate revenues.

If we are unable to complete any phase of our web site, systems development or marketing efforts because we don’t have enough money, we will cease our development and or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our workbook development plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Results of Operations

We had no operating revenue from January 1, 2012 through March 31, 2012.  Expenses for the three months ended March 31, 2012 were  $4,323 resulting in a net loss for the quarter of ($4,323).    We had no operating revenue from October 17, 2011 (inception) through December 31, 2011.  Expenses from October 17, 2011 (inception) through December 31, 2011 were $4,546, resulting in a net loss of ($4,546).  The Company has had a cumulative net loss of $8,869 since inception.

Capital Resources and Liquidity

We will pay all costs relating to the preparation and filing of the Registration Statement estimated at $20,000. This amount will be paid as and when necessary and required or otherwise accrued on our books and records until we are able to pay the full amount due either from revenues or cash on hand.  As of March 31, 2012 we have accrued a total of $5,000 in deferred offering costs, up from a total of $0 as of December 31, 2011.  Absent sufficient revenues to pay these amounts within six months of the date of this 10Q, we may need to seek additional financing sources for continued operations and to cover the balance of outstanding professional and related fees relating to our prospectus and on going reporting requirements to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.

Since inception the Company sold 3,000,000 shares of stock to its Director at $0.0001 per share and additional paid in capital totaling $30,000.  $9,000 was received in the three months ended March 31, 2012 and $21,000 was received in the period from October 17, 2011 (inception) through December 31, 2011.

As of March 31, 2012 we had cash on hand of $24,549, current assets of $29,549 and current liabilities $8,418.  As of December 31, 2011 we had cash on hand of $20,979, current assets of $20,979 and current liabilities of $4,525.

During the three months ended March 31, 2012, the Company used cash in the amount of $4,323 for operating activities. By comparison, during the period October 17, 2011 (inception) to December 31, 2011 the Company used cash in the amount of $4,546.

As of March 31, 2012, we had a total net loss and a deficit accumulated during the development stage of $8,869 as compared to net loss of $4,546 as of December 31, 2011.

We anticipate generating losses and, therefore, may be unable to continue operations in the future.

We went public on May 11, 2012  and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we exceed $75 million in market capitalization. These obligations will reduce our ability and resources to expand our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

We do not have any current plans to raise funds through the sale of securities except as set in the Registration Statement.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Epsilon because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at March 31, 2012.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2012, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

Item 1A.  Risk Factors.

Not Applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item3.      Defaults Upon Senior Securities.

None.

Item4.      Mine Safety Disclosures.

Not applicable.

Item5.      Other Information.

None.

Item 6.     Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of David Schwartz.
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of David Schwartz.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 6, 2012

EPSILON CORP.

/s/ David Schwartz

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
June 6, 2012