Form 10-Q
period 2012-06-30
EPSILON CORP
filed 2012-07-26
CIK 1539574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, there were 3,360,000 shares of the Registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements – (Unaudited)

 EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2012

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of June 30, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$43,276	$20,979
Total current assets	43,276	20,979

Total Assets	$43,276	$20,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Due to shareholder	$25	$25
Accounts payable and accrued expenses	9,941	4,500
Total Current Liabilities	9,966	4,525

Commitments and Contingencies	—	—

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 3,360,000 and 3,000,000 shares issued and outstanding respectively	336	300
Additional paid-in capital	67,864	29,700
Subscriptions receivable	—	(9,000)
Earnings (Deficit) accumulated during development stage	(34,890)	(4,546)

Total stockholders' equity	33,310	16,454

Total Liabilities and Stockholders' Equity	$43,276	$20,979

The accompanying notes to financial statements are
an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Cumulative
	Ended	Ended	Ended	Ended	From
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Professional fees	8,750	-	10,904	-	15,404
Consulting fees	12,341	-	12,341	-	12,341
Franchise tax expense	400	-	400	-	400
Filing fees	4,288	-	6,379	-	6,379
Other	242	-	320	-	366

Total general and administrative expenses	26,021	-	30,344	-	34,890

(Loss) from Operations	(26,021)	-	(30,344)	-	(34,890)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(26,021)	$-	$(30,344)	$-	$(34,890)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$-	$(0.01)	$-

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,007,912	-	3,003,956	-

The accompanying notes to financial statements are
an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 17, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

	Common stock		Additional Paid-in	Stock Subscriptions	(Deficit) Accumulated During the Development
Description	Shares	Amount	Capital	Receivable	Stage	Totals
Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	(9,000)	-	21,000

Net (loss) for the period	-	-	-	-	(4,546)	(4,546)

Balance -December 31, 2011	3,000,000	300	29,700	(9,000)	(4,546)	16,454

Stock subscription payment received	-	-	9,000	-	9,000

Common stock issued for cash ($0.12/share)	360,000	36	38,164	-	-	38,200

Net (loss) for the period	-	-	-	-	(30,344)	(30,344)

Balance -June 30, 2012	3,360,000	$336	$67,864	$-	$(34,890)	$33,310

The accompanying notes to financial statements are
an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH JUNE 30, 2012
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2012	June 30, 2011	Inception

Operating Activities:
Net (loss)	$(30,344)	$-	$(34,890)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	5,441	-	9,941

Net Cash Used in Operating Activities	(24,903)	-	(24,949)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loan	-	-	25
Proceeds from common stock	47,200	-	68,200

Net Cash Provided by Financing Activities	47,200	-	68,225

Net Increase in Cash	22,297	-	43,276

Cash - Beginning of Period	20,979	-	-

Cash - End of Period	$43,276	$-	$43,276

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2012, and the results of its operations and its cash flows for the periods ended June 30, 2012 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2012.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On November 14, 2011, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Full payment of the subscription was received by January 19, 2012.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 1,000,000 shares of newly issued common stock at an offering price of $0.12 per share for proceeds of up to $120,000. On June 29, 2012, the Company issued 360,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $43,200. Offering costs of $5,000 related to this capital formation activity were charged against the capital raised.

4. Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2012 was as follows (assuming a 15% effective tax rate):

2012
Current Tax Provision:
Federal-
Taxable income	$-
Total current tax provision	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$4,552
Change in valuation allowance	(4,552)
Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2012 and December 31, 2011 as follows:

	2012	2011
Loss carryforwards	$5,233	$682
Less - Valuation allowance	(5,233)	(682)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2012, the Company had approximately $34,890 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5.   Related Party Loans and Transactions

On November 14, 2011, the Company issued 3,000,000 shares of common stock to the director and the secretary of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Full payment of the subscription was received by January 19, 2012.

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

Within 90 days of from the completion of our offering, the Company intends to initiate its first social network meeting and begin its hiring of website developers. Primarily Epsilon will develop a design outline specification list for features of the website and backend database.  We intend to post this on sites and solicit bids for the development of the website.  We intend to review the various bids we expect to receive and select a developer within 90 days of completing this offering.  If possible, we intend to have the back end database completed first, before the user interface or front end of the website so that we can begin the process of entering data about various Internet websites as soon as possible.

We do not know whether the website developer we ultimately select will also offer front end graphic design services or if we will choose to use the same firm to develop both aspects of the site.  These aspects require different types of expertise.  We may need to hire a separate graphics design firm to complete the look and feel of the website.

During the course of the website’s development we will also ensure optimization of the site for registration in the search engines.  We may also use the services of a third party organization to work with the developers and designers on this.

Based on our initial research, we expect development of the entire site to take between 4 – 6 months. During the development of the website, we will identify websites where we can post bids for and hire data entry and editorial staff to populate our website with content.  Assuming we will be able to do a certain amount of the data entry concurrent with the website development, we expect it will take between 6-8 months to launch a functioning version of our website.

We will spend the remainder of the 12 months focused on marketing our website and continuing to grow its content. We will register our website in a large number of search engines, potentially using a third party service for efficiency. We will also solicit link exchanges

Results of Operations

We had no operating revenue from inception (October 17, 2011) through June 30, 2012.  Expenses for the three months ended June 20, 2012 were $26,021 resulting in a net loss for the quarter of ($26,021). Expenses for the six months ended June 30, 2012 totaled $30,344 resulting in a net loss for that period of ($30,344).    Expenses from inception through March 31, 2012 were $8,869, resulting in a net loss of ($8,869).  The Company has had a cumulative net loss of $34,890 since inception.

Capital Resources and Liquidity

Since inception the Company sold 3,000,000 shares of stock to its Director at $0.0001 per share and additional paid in capital totaling $30,000.  $9,000 was received in the three months ended March 31, 2012 and $21,000 was received in the period from October 17, 2011 (inception) through December 31, 2011.

In the three months ended June 30, 2012, the Company sold 360,000 unrestricted shares for a total of $43,200.  Deferred costs related to this capital formation activity were charged against the capital raised.

As of June 30, 2012 we had cash on hand of $43,276 and current liabilities of $9,966.  As of March 31, 2012 we had cash on hand of $24,549 and current liabilities $8,418.  As of December 31, 2011 we had cash on hand of $20,979 and current liabilities of $4,525.

During the three months ended June 30, 2012, the Company used cash in the amount of $26,021 for operating activities. By comparison, during the period October 17, 2011 (inception) to March 31, 2012 the Company used cash in the amount of $8,869.

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

We do not have any current plans to raise funds through the sale of securities except as set in the Registration Statement.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Epsilon because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at June 30, 2012.

As of the date of this 10Q, the current funds available to the Company are expected to be sufficient to continue maintaining a reporting status past 12 months. The Company’s officer and director David Schwartz has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

As of June 30, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  July 26, 2012

EPSILON CORP.

/s/ David Schwartz

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors
(who also performs as the Principal Executive and Principal Financial and Accounting Officer)
July 26, 2012