Form 10-Q
period 2012-09-30
EPSILON CORP
filed 2012-10-23
CIK 1539574

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 23, 2012, there were 3,360,000 shares of the Registrant's common stock issued and outstanding.

EPSILON CORP.

(A DEVELOPMENT STAGE COMPANY)

1

EPSILON CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

EPSILON CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$6,920	$20,979
Total current assets	6,920	20,979

Total Assets	$6,920	$20,979

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Due to shareholder	$25	$25
Accounts payable and accrued expenses	4,251	4,500
Total Current Liabilities	4,276	4,525

Commitments and Contingencies	—	—

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
3,360,000 and 3,000,000 shares issued and outstanding, respectively	336	300
Additional paid-in capital	67,864	29,700
Subscriptions receivable	—	(9,000)
Earnings (Deficit) accumulated during development stage	(65,556)	(4,546)

Total stockholders' equity	2,644	16,454

Total Liabilities and Stockholders' Equity	$6,920	$20,979

The accompanying notes to financial statements are

an integral part of these statements.

EPSILON CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	Cumulative From
	2012	2011	2012	2011	Inception
Revenues	$—	$—	$—	$—	$—

Expenses:
General and administrative -
Professional fees	17,200	—	28,104	—	32,604
Consulting fees	13,000	—	25,341	—	25,341
Franchise tax expense	—	—	400	—	400
Filing fees	230	—	6,609	—	6,609
Other	236	—	556	—	602

Total general and administrative expenses	30,666	—	61,010	—	65,556

(Loss) from Operations	(30,666)	—	(61,010)	—	(65,556)

Provision for income taxes	—	—	—	—	—

Net (Loss)	$(30,666)	$—	$(61,010)	$—	$(65,556)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$—	$(0.02)	$—

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,360,000	—	3,123,504	—

 The accompanying notes to financial statements are

an integral part of these statements.

EPSILON CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (OCTOBER 17, 2011)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscriptions	Development
Description	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - at inception	—	$—	$—	$—	$—	$—

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	(9,000)	—	21,000

Net (loss) for the period	—	—	—	—	(4,546)	(4,546)

Balance -December 31, 2011	3,000,000	300	29,700	(9,000)	(4,546)	16,454

Stock subscription payment received		—	—	9,000	—	9,000

Common stock issued for cash ($0.12/share)	360,000	36	38,164	—	—	38,200

Net (loss) for the period	—	—	—	—	(61,010)	(61,010)

Balance - September 30, 2012	3,360,000	$336	$67,864	$—	$(65,556)	$2,644

The accompanying notes to financial statements are

an integral part of these statements.

EPSILON CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Cumulative
	September 30, 2012	September 30, 2011	From Inception

Operating Activities:
Net (loss)	$(61,010)	$—	$(65,556)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(249)	—	4,251

Net Cash Used in Operating Activities	(61,259)	—	(61,305)

Investing Activities:
Cash provided by investing activities	—	—	—

Net Cash Provided by Investing Activities	—	—	—

Financing Activities:
Proceeds from shareholder loan	—	—	25
Proceeds from common stock	47,200	—	68,200

Net Cash Provided by Financing Activities	47,200	—	68,225

Net Increase in Cash	(14,059)	—	6,920

Cash - Beginning of Period	20,979	—	—

Cash - End of Period	$6,920	$—	$6,920

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4.  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2012 was as follows (assuming a 15% effective tax rate):

2012

Current Tax Provision:
Federal-
Taxable income	$—

Total current tax provision	$—

Deferred Tax Provision:
Federal-
Loss carryforwards	$9,151
Change in valuation allowance	(9,151)

Total deferred tax provision	$—

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011 as follows:

	2012	2011

Loss carryforwards	$9,833	$682
Less - Valuation allowance	(9,833)	(682)

Total net deferred tax assets	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended September 30, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $65,556 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Certain statements that the Company may make from time to time, including all statements contained in this report that are not statements of historical fact, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the safe harbour provisions set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words such as “plans,” “expects,” “believes,” “anticipates,” “estimates,” “projects,” “will,” “should,” and other words of similar meaning used in conjunction with, among other things, discussions of future operations, financial performance, product development and new product launches, market position and expenditures. The Company assumes no obligation to update any forward-looking statements. Additional information concerning factors which could cause differences between forward-looking statements and future actual results is discussed under the heading “Risk Factors” in the Company’s Registration Statement on Form S-1, as effective from May 11, 2012.

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

We have conducted market research into the social networking market in the United States and in Israel, and the costs related to conducting face social networking meetings and developing a user friendly website for enabling clients to conduct face to face social networking meetings in each of these territories.  Our research covered:

·	The different types of social networking platforms currently available in the US and in the Israeli market;
·	The costs of using a event supervisor to coordinate our face to face networking services in Israel;
·	The networking costs charged by our competition ;
·	how to target clients and their potential customers for providing our services; and
·	The advertising methods of the dominant networking providers.

Plan of Operation

In the four months since the completion of our offering, we held the first of our social networking meetings in Israel and commenced design of our website. Our initial focus remains using Israel as our first primary market. We are working from our principal business address at 127 Uziel St., Bait Va Gan, Jerusalem, Israel – which is owned by our President and which we use rent free.

Within 90 days of from the completion of our offering, the Company intended to and did initiate its first social network meeting and begin its hiring of website developers. Primarily Epsilon will develop a design outline specification list for features of the website and backend database.  We intend to post this on sites and solicit bids for the development of the website.  We intend to review the various bids we expect to receive and select a developer by the end of the fourth quarter of 2012. If possible, we intend to have the back end database completed first, before the user interface or front end of the website so that we can begin the process of entering data about various Internet websites as soon as possible.

We do not know whether the website developer we ultimately select will also offer front end graphic design services or if we will choose to use the same firm to develop both aspects of the site.  These aspects require different types of expertise.  We may need to hire a separate graphics design firm to complete the look and feel of the website.

2

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

We had no operating revenue from inception (October 17, 2011) through September 30, 2012.  Expenses for the three months ended September 30, 2012 were $30,666 resulting in a net loss for the quarter of $30,666. Expenses for the nine months ended September 30, 2012 totaled $61,010 resulting in a net loss for that period of $61,010).    Expenses from inception through September 30,, 2012 were $65,556, resulting in a net loss of $65,556).  The Company has had a cumulative net loss of $65,556 since inception.

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

As of September 30, 2012 we had cash on hand of $6,920 and current liabilities of $4,276.  As of June 30, 2012 we had cash on hand of $43,276 and current liabilities $9,966.  As of December 31, 2011 we had cash on hand of $20,979 and current liabilities of $4,525.

During the three months ended September 30, 2012, the Company used cash in the amount of $30,666 for operating activities.

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

3

We do not have any current plans to raise funds through the sale of securities except as set in the Registration Statement.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Epsilon because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at September 30, 2012.

As of the date of this 10Q, the current funds available to the Company are not expected to be sufficient to continue maintaining a reporting status past 12 months. The Company’s officer and director David Schwartz has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

4

As of September 30, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 23, 2012

EPSILON CORP.

/s/ David Schwartz

President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors

(who also performs as the Principal Executive and Principal Financial and Accounting Officer)

October 23, 2012

6