Form 10-K
period 2012-12-31
EPSILON CORP
filed 2013-03-06
CIK 1539574

NITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number:  333-179321

EPSILON CORP.
(Exact name of Registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7950 NW 53 rd St., Suite 337 Miami, FL 33166 Phone: (786) 228-5772 Fax: (866) 480-9591
(Address of principal executive offices) (zip code)

Telephone: (786) 228-5772 Facsimile: (866) 480-9591
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $0.0001 par value
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $43,200 based upon the price of the 360,000 shares of our common stock as sold by us pursuant to our registration statement on Form S-1, which was $0.12 per share. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of than outstanding common stock amounting to 1,000,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2013, there were 3,360,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set out in the section hereof entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	risks related to our ability to continue as a going concern;
•	the uncertainty of profitability based upon our history of losses;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development projects;
•	risks related to our ability to continue to fund research and development costs; and
•	other risks and uncertainties related to our prospects, properties, and business strategy.

The above list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other risks described in this report should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the forward-looking statements are made, and we undertake no obligation to update forward-looking statements should these beliefs, estimates, and opinions or other circumstances change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these forward-looking statements to actual results.

Our financial statements are stated in United States dollars (“US$”) and are prepared in accordance with United States generally accepted accounting principles (“GAAP”).

In this Annual Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the shares of our common stock.

As used in this Annual Report, the terms "we," "us," "our," "Epsilon," and “Issuer” mean Epsilon Corp. unless the context clearly requires otherwise.

PART I

ITEM 1.	BUSINESS

Company Overview

We were incorporated under the laws of the State of Delaware on October 17, 2011. We are a development stage company. We currently have no employees. From our inception to date, we have not generated any revenues, and our operations have been limited to organizational and start-up activities.

Our authorized capital consists of 100,000,000 shares of our common stock (the “Common Shares”) with a par value of $0.0001 per common share.  On November 17, 2011, the Company issued 3,000,000 shares of common stock to the director and the secretary of the Company at a price of $0.01 per share, for $30,000.  After the Company’s Registration Statement became effective an additional 360,000 shares were sold to non-affiliated persons at $0.12 per share for a total of $43,200.

We do not own any real property. We have mailing address located at 7950 NW 53rd St., Suite 337 Miami, FL 33166, our Telephone number is: (786) 228-5772.  Our Facsimile number is: (866) 480-9591. Except for the mailing address and the rent free use of a room at the premises of our President in Jerusalem for our operations in Israel, the Company does not own or rent any property.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Recent Corporate Developments

In 2012, we held several 2 social networking events (with free admission) and held discussions with several potential clients and service providers.

We retained marketing and design consultants and conducted market research.

Company Business

Background

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

Plan of Operation

Continue to hold social networking events and develop our brand and website.

Business Purpose

It is the Company’s intent to provide social networking meetings in Israel mostly through our web-site.  We are working on the design, launch and marketing of  our website. Our initial focus will be on using Israel as our first primary market and will work from our principal business address at 127 Uziel St., Bait Va Gan, Jerusalem, Israel – which is owned by our President and which we use rent free.

Epsilon is developing  a design outline specification list for features of the website and backend database.  We would like to have the back end database completed first, before the user interface or front end of the website so that we can begin the process of entering data about various Internet websites as soon as possible.

We expect development of the entire site to be completed by the end of the 2nd quarter of 2013.  During the development of the website, we will continue to identify websites where we can post bids for and hire data entry and editorial staff to populate our website with content.  Assuming we will be able to do a certain amount of the data entry concurrent with the website development, we expect it will take until the 4th quarter of 2013 to launch a functioning version of our website.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection in Israel and other jurisdictions. We intend to aggressively assert our rights trademark and copyright laws to protect our intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringement. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. However, we still need to verify certifications and possible government approvals needed to execute our business. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

As the date of this Annual Report, Epsilon has no permanent staff other than its sole Officer and Director, Mr. Schwartz, who is the President, CEO and Chairman of the Company. Mr. Schwartz is employed elsewhere and works on Epsilon about 15 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, stockholders or prospective investors should carefully consider the following risk factors:

Risks Related To Our Financial Condition

THERE IS SUBSTANTIAL DOUBT ABOUT EPSILON’S ABILITY TO CONTINUE AS A GOING CONCERN.

Our auditor’s report on our financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officers may be unwilling or unable to loan or advance additional capital to Epsilon, we believe that if we do not raise additional capital within 12 months of this Annual Report,  we may be required to suspend or cease the implementation of our business plans. You may be investing in a Company that will not have the funds necessary to continue to deploy its business strategies. Moreover, if the company is required to obtain debt financing the company, the terms for such debt is likely to be on onerous terms which will have a negative effect on the company ands thus any equity investors may lose all it investment. The cost of our capital could limit our viability, See “Audited Financial Statements - Auditors Report.”

As the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors.

WE ARE A DEVELOPMENT STAGE COMPANY. THE COMPANY ANTICIPATES OPERATING EXPENSES WILL INCREASE PRIOR TO EARNING REVENUE, AND WE MAY NEVER ACHIEVE PROFITABILITY.

The Company anticipates increases in its operating expenses to raise market awareness of its intended social network and leads for potential providers of network meeting services, such as event planners and advertising agents, without realizing any revenues from its website or initial leads. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration, (ii) website development, (iii) advertising, (iv) legal and accounting fees at various stages of operation, (v) hiring subcontractors to populate the website with content and prepare marketing events.

In funding the design and development of the website and initiating promotional networking meetings, the Company will incur significant financial losses in the foreseeable future. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our website will attract users or clients for promotional network meetings. The website will have to be developed and populated with content and promotional networking meetings will have to take place before we can generate any significant operating revenue or ever achieve profitable operations. If we are unable to address these risks, there is a high probability that our business will fail, which will result in the loss of your entire investment.

FAILURE TO RAISE ADDITIONAL CAPITAL TO FUND FUTURE OPERATIONS COULD HARM OUR BUSINESS AND RESULTS OF OPERATIONS.

Our current operating funds are not adequate for corporate existence over the next twelve months. Our cash balance as of December 31, 2012 was $2,302. Epsilon Corp. will require additional financing in order to maintain its corporate existence and to implement its business plans and strategy.

Risks Related to Investing in Our Company

BECAUSE OUR MANAGEMENT IS INEXPERIENCED IN OPERATING EPSILON'S BUSINESS, OUR BUSINESS PLAN MAY FAIL.

Our management does not have any specific training in running an Internet or social networking business. With no direct training or experience in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. As a result, our management may lack certain skills that are advantageous in managing our company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

OUR SENIOR MANAGEMENT HAS NEVER MANAGED A PUBLIC COMPANY.

The individual who constitutes our senior management has never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our senior management will be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Further, this could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

THE LOSS OF THE SERVICES OF OUR SOLE EXECUTIVE OFFICER AND SOLE DIRECTOR WOULD DISRUPT OUR OPERATIONS AND INTERFERE WITH OUR ABILITY TO COMPETE.

We depend upon the continued contributions of our executive officers and senior management. We only have no employees, our President, Secretary, Treasurer and Director, David Schwartz. He handles all of the responsibilities in the area of corporate administration, business development and research. We do not currently carry key person life insurance his life and the loss of his services could disrupt our operations and interfere with our ability to compete with others.

ALL OF OUR ASSETS AND OUR SOLE OFFICER AND DIRECTOR ARE OUTSIDE THE UNITED STATES, WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

Since our sole Officers and Director, David Schwartz resides in Israel, any attempt to enforce liabilities upon such individual under the U.S. securities and bankruptcy laws may be difficult.

In accordance with the Israeli Law on Enforcement of Foreign Judgments, 5718-1958, and subject to certain time limitations (the application to enforce the judgment must be made within five years of the date of judgment or such other period as might be agreed between Israel and the United States), an Israeli court may declare a foreign civil judgment enforceable if it finds that:

•	the judgment was rendered by a court which was, according to the laws of the State in which the court is located, competent to render the judgment;
•	the judgment may no longer be appealed;
•
the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy; and;

•	the judgment is executory in the State in which it was given.

An Israeli court will not declare a foreign judgment enforceable if:

•	the judgment was obtained by fraud;
•	there is a finding of lack of due process;
•	the judgment was rendered by a court not competent to render it according to the laws of private international law in Israel;
•	the judgment is in conflict with another judgment that was given in the same matter between the same parties and that is still valid; or
•	the time the action was instituted in the foreign court, a suit in the same matter and between the same parties was pending before a court or tribunal in Israel.

In general, an obligation imposed by the judgment of a United States court is enforceable according to the rules relating to the enforceability of judgments in Israel, and a United States court is considered competent to render judgments according to the laws of private international law in Israel.

Furthermore, Israeli courts may not adjudicate a claim based on a violation of U.S. securities laws if the court determines that Israel is not the most appropriate forum in which to bring such a claim. Even if an Israeli court agrees to hear such a claim, it may determine that Israeli law, not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proven as a fact, which can be a time-consuming and costly process.

Since our sole Officer and Director does not reside in the United States it may be difficult for courts in the United States to obtain jurisdiction over our foreign assets or persons, and, as a result, it may be difficult or impossible for you to enforce judgments rendered against us or Mr. Schwartz in the United States courts. Thus, investing in us may pose a greater risk because should any situation arise in the future in which you have a cause of action against Mr. Schwartz or us, you may face potential difficulties in bringing lawsuits or, if successful, in collecting judgments against Mr. Schwartz or us.

WE MAY NOT HAVE EFFECTIVE INTERNAL CONTROLS

In connection with Section 404 of the Sarbanes-Oxley Act of 2002, we need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect investor confidence in our internal controls over financial reporting.

WE MAY NOT BE ABLE TO FIND SUITABLE CONTENT WRITERS AND WEBSITE DEVELOPERS AT AN ACCEPTABLE COST.

We will contract website developers and writers to create the www.epcorp.org website. Due to the current demand for skilled technological developers, we run the risk of not being able to find suitable personnel and an acceptable price. We would also need to ensure that the candidates are adequately qualified to develop a website that is user friendly, free of errors and seamless in design. We will need to fill the website with comprehensive information and reviews about a large number of social networking websites. Without these developers and writers we have no way of completing the website, which is the most important aspect of our business development.

WE MAY NOT BE ABLE TO MARKET OUR SOCIAL NETWORKING MEETINGS OR WEBSITE SUCCESSFULLY.

The social networking market specifically and the provision of online content in general, is extremely competitive. There are currently numerous other social networking websites on the Internet who offer a similar service to that being offered by Epsilon. A clear marketing plan will have to be put into effect in order to establish a firm client base and to get our website and our proposed networking meetings known in the marketplace. If we fail to develop an efficient marking plan, and if we are unable to market our service and website successfully to the consumer, we will be unable to sustain business operations.

WE WILL NEED TO ATTRACT A LARGE NUMBER OF USERS IN ORDER TO ACHIEVE PROFITABILITY.

We expect to generate the majority of our revenues through user referral agreements.  Networking referral revenues are related, in large part, to the number of customers who will use our service. The number of users necessary to attract networking partners will be determined through discussions with the potential referral partners and their input as to whether we can obtain revenues from our networking meetings.  In order to achieve profitability, we will need to attract customers who are will to use our services and our ability to attract others to visit our website. After using our website and reviewing the information it provides, users may choose other networking providers and not return to our site.  In order to maximize revenue, we will need to consistently attract new users to our site. Failure to do so on a cost effective basis may harm our revenues.

OUR COMPETITION, INCLUDING THE INTRODUCTION OF NEW PRODUCTS OR SERVICES BY OUR COMPETITORS, COULD HAVE AN EFFECT ON OUR SUSTAINABILITY.

We are unable to control the timing of announcements or introductions of new or enhanced services by our competitors. For example, many of our current and potential competitors have longer operating histories, may have significantly greater financial, technical, marketing and other resources and larger customer bases than us. Our competitors may develop services that are superior to, or have greater market acceptance than our services. As this industry is constantly changing, we would have to follow the trends of our competitors in order to stay current in the marketplace. Depending on the timing of the changes, we may not have the capital available to make the improvements, and may lose a customer base due to our lack of offerings. The loss of too many customers will result in a loss of revenues and could ultimately lead to the end of operations.

OUR NAME IS SIMILAR TO THOSE USED BY OTHER COMPANIES, INCLUDING ONE PUBLIC COMPANY WHICH HAS TRADEMARKED THE NAME “EPSILON” FOR ONE ITS SUBSIDIARIES.

Since our name is the same as that of a subsidiary of a public company, we may face a legal challenge to the use of the name. While we are not in the same line of business as that other company and are not likely to be confused with it – and because our initial target market is Israel, we could be faced with a legal challenge that could deplete our resources and could force us to change our name. Any legal challenge will result in costs and delays, thus jeopardizing any investment in the company.

IF WE DO NOT GENERATE ENOUGH REVENUE OR REFERRAL COMMISSIONS, THEN WE MAY FAIL TO ACHIEVE PROFITABILITY. CONSEQUENTLY, INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT.

We have not yet begun the initial stages of selling referral services. Therefore, we lack the means to evaluate whether we will be able to meet our sales objectives. Based upon current plans, we expect to incur operating losses in future periods due to the expenses associated with developing and marketing our website. As detailed in the above risk factors, we will incur these loses before the Company generates advertising or referral commission revenues.

As of the date of this prospectus, we have not earned any revenue. Failure to generate revenue will cause us to go out of business and will result in the complete loss of your investment.

WE MAY FACE LIABILITY FOR INFORMATION DISPLAYED ON OR ACCESSIBLE VIA OUR WEBSITE, AND FOR OTHER CONTENT AND COMMERCE-RELATED ACTIVITIES, WHICH COULD REDUCE OUR NET WORTH AND WORKING CAPITAL AND INCREASE OUR OPERATING LOSSES.

We could face claims for errors, defamation, negligence or copyright or trademark infringement based on the nature and content of information displayed on or accessible via our website, which could adversely affect our financial condition. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

We may be subject to liability based on statements made and actions taken as a result of participation in restaurant reviews and listings by our registered users. Based on links we provide to third-party websites, we could also be subject to claims based upon online content we do not control that is accessible from our website.

Our insurance, if any, may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be exposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would reduce our net worth and working capital and increase our operating losses.

ANY INTELLECTUAL PROPERTY RIGHTS WE DEVELOP WILL BE VALUABLE AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS, SERVICES AND BRAND.

Any trademarks, trade secrets, copyrights and other intellectual property rights that we develop will be important assets to us. There can be no assurance that the protections provided by these intellectual property rights will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There are events that are outside our control that could pose a threat to our intellectual property rights. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS IN THE FUTURE, WHICH MAY BE COSTLY TO DEFEND, COULD REQUIRE THE PAYMENT OF DAMAGES AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims increases. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE THAT MAY BE COSTLY AND TIME-CONSUMING TO RESOLVE AND MAY HARM OUR BUSINESS AND REPUTATION.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations will be vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We may also not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our consumers. In addition, if anyone can circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. Our insurance, if any, may not be adequate to compensate us for all the losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our online advertisers, and our revenue may decline and our business could suffer.

WE WILL RELY ON AN OUTSIDE FIRM TO HOST OUR SERVERS, AND A FAILURE OF SERVICE BY THESE PROVIDERS COULD ADVERSELY AFFECT OUR BUSINESS AND REPUTATION.

We will rely upon a third party provider to host our main server. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

Risks Related to Investing in Our Industry

TECHNOLOGICAL INNOVATIONS CHANGE VERY QUICKLY AND OUR WEBSITE MAY BECOME OBSOLETE IF WE ARE UNABLE TO UPDATE OUR WEBSITE TO KEEP UP WITH TECHNOLOGICAL INNOVATIONS.

New innovations may result in our website becoming obsolete very quickly. Developers, content writers and data entry staff would be needed to be on contract at all times to ensure that the website is kept up to date with the latest information, trends in the industry, and in the technology powering the website. This could be very costly and if upgrades are required more often than initially anticipated, we may not have the finances available to continue operations

ITEM 2.	PROPERTIES

Our Principal Executive Offices

We have mailing address located at 7950 NW 53 rd St., Suite 337 Miami, FL 33166, our Telephone number is: (786) 228-5772.  Our Facsimile number is: (866) 480-9591. Except for the mailing address and the rent free use of a room at the premises of our President  at 127 Uziel St., Bait Va Gan, Jerusalem, Israel, the Company does not own or rent any property.

ITEM 3.	LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

We know of no material proceedings to which any of our Directors, officers, affiliates, owner of record or beneficially of more than 5 percent of our voting securities or security holders is an adverse party or has a material interest adverse to our interest.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common equity; however, we intend to engage a market maker to filed an application with the Financial Industry Regulatory Authority (“FINRA”) to have our common stock quoted on the OTC Bulletin Board.

Holders of our Common Shares

As of  March 1, 2013, there were 46 registered stockholders holding 3,360,000 common shares issued and outstanding.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.  Our current policy is to retain any earnings in order to finance our operations.  Our Board of Directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions it deems relevant and in accordance with applicable corporate law.

Securities Authorized for Issuance under Equity Compensation Plans

We have no existing equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Sale of Registered Securities

During the fiscal year ended December 31, 2012, we sold 360,000 shares pursuant to our Registration statement.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended December 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we are in a position to market our social networking services to prospective customers. Accordingly, we must raise cash from sources other than our operations in order to implement our business plan.

In June 2012, the Company sold 360,000 unrestricted shares of common stock for proceeds of $43,200. As of the date of this 10K, we have not yet fully implemented our business plan; we have secured the web domain ( www.epcorp.org) and have created a template of our to-be finalized website.

Results of Operations

We had no operating revenue from inception (October 17, 2011) through December 31, 2012.

Expenses for the twelve months ended December 31, 2012 were $68,528 resulting in a net loss of $68,528 during that period.  Most of the fees were related to professional and consulting services related to the development of our web site and the filing of the registration statement.

The Company had a net loss for the period ended December 31, 2011 of $4,546 for a cumulative net loss of $73,074 since inception.

Capital Resources and Liquidity

Since inception the Company sold 3,000,000 shares of stock to its Director at $0.0001 per share and additional paid in capital totaling $30,000.  $9,000 was received in the three months ended March 31, 2012 and $21,000 was received in the period from October 17, 2011 (inception) through December 31, 2011.

In the twelve months ended December 31, 2012, the Company sold 360,000 unrestricted shares at $0.12 per share for a total of $43,200. Deferred costs related to this capital formation activity were charged against the capital raised.

As of December 31, 2012 we had cash on hand of $2,302 and current liabilities of $7,176. As of December 31, 2011 we had cash on hand of $20,979 and current liabilities of $4,525.

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

As of the date of this Annual Report on Form 10K, the current funds available to the Company are not expected to be sufficient to continue maintaining a reporting status past 12 months. The Company’s officer and director David Schwartz has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Epsilon Corp.:

We have audited the accompanying balance sheets of Epsilon Corp. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011 and for the period from inception (October 17, 2011) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epsilon Corp. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and  from inception (October 17, 2011)  through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
February 19, 2013

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	December 31,	December 31,
	2012	2011
Current Assets:
Cash or cash equivalents	$2,302	$20,979
Total current assets	2,302	20,979

Total Assets	$2,302	$20,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Due to shareholder	$25	$25
Accounts payable and accrued expenses	7,151	4,500
Total Current Liabilities	7,176	4,525

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
3,360,000 and 3,000,000 shares issued and outstanding, respectively	336	300
Additional paid-in capital	67,864	29,700
Subscriptions receivable	-	(9,000)
Earnings (Deficit) accumulated during development stage	(73,074)	(4,546)

Total stockholders' equity	(4,874)	16,454

Total Liabilities and Stockholders' Equity	$2,302	$20,979

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH DECEMBER 31, 2012

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Professional fees	35,254	4,500	39,754
Consulting fees	25,341	-	25,341
Franchise tax expense	400	-	400
Filing fees	6,814	-	6,814
Other	719	46	765

Total general and administrative expenses	68,528	4,546	73,074

(Loss) from Operations	(68,528)	(4,546)	(73,074)

Provision for income taxes	-	-	-

Net (Loss)	$(68,528)	$(4,546)	$(73,074)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$-

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,182,951	1,894,737

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 17, 2011)
THROUGH DECEMBER 31, 2012

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscriptions	Development
Description	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	(9,000)	-	21,000

Net (loss) for the period	-	-	-	-	(4,546)	(4,546)

Balance -December 31, 2011	3,000,000	300	29,700	(9,000)	(4,546)	16,454

Stock subscription payment received		-	-	9,000	-	9,000

Common stock issued for cash ($0.12/share)	360,000	36	38,164	-	-	38,200

Net (loss) for the period	-	-	-	-	(68,528)	(68,528)

Balance - December 31, 2012	3,360,000	$336	$67,864	$-	$(73,074)	$(4,874)

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH DECEMBER 31, 2012

	Year Ended	Year Ended	Cumulative
	December 31, 2012	December 31, 2011	From Inception
Operating Activities:
Net (loss)	$(68,528)	$(4,546)	$(73,074)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	2,651	4,500	7,151

Net Cash Used in Operating Activities	(65,877)	(46)	(65,923)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loan	-	25	25
Proceeds from common stock	47,200	21,000	68,200

Net Cash Provided by Financing Activities	47,200	21,025	68,225

Net Increase/(decrease) in Cash	(18,677)	20,979	2,302

Cash - Beginning of Period	20,979	-	-

Cash - End of Period	$2,302	$20,979	$2,302

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation and Organization

Epsilon Corp. (the “Company”) is in the development stage, and has limited operations. The Company was incorporated under the laws of the State of Delaware on October 17, 2011. The business plan of the Company is to launch and maintain an on-line social network for start-ups in high-tech industry, where entrepreneurs and investors and industry experts meet. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2012.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2012 and 2011, the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

2. Development Stage Activities and Going Concern

The Company is currently in the development stage, and has limited operations. The business plan of the Company is to launch and maintain an on-line social network for start-ups in high-tech industry, where entrepreneurs and investors and industry experts meet.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Common Stock

On November 17, 2011, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Full payment of the subscription was received by January 19, 2012.

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

4. Income Taxes

The provision (benefit) for income taxes for the periods ended December 31, 2012 and 2011 was as follows (assuming a 15% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$10,279	$682
Change in valuation allowance	(10,279)	(682)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012 and 2011 as follows:

	2012	2011

Loss carryforwards	$10,961	$682
Less - Valuation allowance	(10,961)	(682)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended December 31, 2012 and December 31, 2011 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012, the Company had approximately $73,074 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

5. Related Party Loans and Transactions

On November 17, 2011, the Company issued 3,000,000 shares of common stock to the director and the secretary of the Company at a price of $0.01 per share, for a $30,000 subscription receivable. Full payment of the subscription was received by January 19, 2012.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until the earlier of their death, retirement, resignation, or removal.

Our officers and Directors and their ages and positions are as follows:

Name	Age	Position

Mr. David Schwartz	34	President, Secretary/ Treasurer, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

Mr. David Schwartz

Since 2010, Mr Schwartz has been  part time employee of Yad Sarah Organization, a not for profit organization located in Israel. Mr. Schwartz is responsible for coordinating events for doctors, nurses, and other professional health care service providers affiliated with Yad Sarah.  Yad Sarah has a wide network of volunteers aiding sick, disabled, elderly, isolated and housebound people.  From 2008-2010 Mr. Schwartz was the CEO of Sde Chemed Youth village, in Sde Chemed, Israel.  There, he was responsible for over 300 students (of high school age) and dozens of teachers and employees. From 2007-2008 he worked at Peer Li Ltd, in Jerusalem, Israel where he was responsible for overseeing a nationwide ban on locally grown fruits and vegetable for Shnat Shmita. From 2004-2007 Mr. Schwartz was an advisor to the Mayor of Jerusalem with a special role in the educational advisory team.

Conflicts of Interest

At the present time, the Company does not foresee any direct conflict between Mr. Schwartz’s other business interests and his involvement in Epsilon.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. As such, our entire Board of Directors acts as our audit committee.

Audit Committee Financial Expert

Our Board of Directors does not currently have any member who qualifies as an audit committee financial expert. We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe the services of an audit committee financial expert are not warranted at this time.

Involvement in Legal Proceedings

None of our Directors, nominee for Directors, or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the Company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions. The Company believes that this Board leadership structure is the most appropriate for the Company for the following reasons. First, the Company is a development stage company and at this early stage it is more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company. The challenges faced by the Company at this stage – obtaining financing and performing research and development activities – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Shalom is uniquely suited to fulfill both positions of responsibility because he possesses management experience, technical experience, and experience with start-up companies.

Potential Conflict of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

ITEM 11.  EXECUTIVE COMPENSATION

We have not paid, nor do we owe, any compensation to our executive officers for the year ending December 31, 2012. From inception through December 31, 2012, we have not paid any compensation to our officers.

As of December 31, 2012, we had no employment agreements with any of our executive officers or employees.

Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since we were founded.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since we were founded.

Compensation of Directors

There are no current arrangements pursuant to which Directors are or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of December 31, 2012, there were no employment or other contracts or arrangements with officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, Directors or consultants that would result from the resignation, retirement or any other termination of such Directors, officers or consultants from us. There are no arrangements for Directors, officers, employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Holdings

The following table sets forth, as of March 1, 2013, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The percentages below are calculated based on 3,360,000 shares of our common stock issued and outstanding as of March 1, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.
Title of Class	Name and Address of Beneficial Owner (²)	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(¹)

Common Stock	David Schwartz	CEO, Treasurer, Secretary and Director	3,000,000	89%
All Directors and officers as a Group			3,000,000	89%

(¹)	Based on 3,360,000 shares of our common stock outstanding.
(²)	The address for Mr. Schwartz is at 127 Uziel Street, Bait Ve Gan, Jerusalem .

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as disclosed below, since the beginning of the fiscal year preceding the last fiscal year none of the following persons has had any direct or indirect material interest in any transaction to which our Company was or is a party, or in any proposed transaction to which our Company proposes to be a party:

•	any Director or officer of our Company;

•	any proposed Director of officer of our Company;

•	any person who beneficially owns, directly or indirectly, shares carrying more than 5 percent of the voting rights attached to our common stock; or

•	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

On November 14, 2011, we issued a total of 3,000,000 shares of common stock to Mr. David Schwartz, our sole Officer and Director, for total cash consideration of $30,000 which was received in January 2012. The Company believes that this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering. We believe this issuance was deemed to be exempt under Regulation S of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offering and sale was made only to Mr. David Schwartz, who is a non-U.S. citizen, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Our officers and Directors may be considered promoters of the Registrant due to their participation in and management of the business since its incorporation.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that either of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed since incorporation for professional services rendered by the principal accountant for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	December 31, 2012(1)
Audit Fees	$
Audit Related Fees		10,500
Tax Fees		500
All Other Fees		0

Notes:
(1)	For the year ended December 31, 2012, principal accountants of the Company were Weinberg & Baer LLC.

Since incorporation and as of the fiscal year ended December 31, 2012, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee.  Our Board pre-approves all audit and permissible non-audit services.  These services may include audit services, audit-related services, tax services, and other services.  Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits.  See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of David Schwartz

32*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of David Schwartz

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________
*   Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPSILON CORP. (Registrant)

By:	/s/ David Schwartz
Name: David Schwartz
Title: President, Chief Executive and Financial Officer (Principal Executive and Financial Officer), Secretary and Director

Dated: March 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ David Schwartz
Name: David Schwartz
Title: President, Chief Executive and Treasurer (Principal Executive and Financial Officer), Secretary and Director

Dated: March 6, 2013