Form 10-Q
period 2013-03-31
EPSILON CORP
filed 2013-04-30
CIK 1539574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013 there were 3,360,000 shares of the Registrant's common stock issued and outstanding.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2013

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

ASSETS
	As of	As of
	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$2,150	$2,302
Total current assets	2,150	2,302

Total Assets	$2,150	$2,302

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Due to shareholder	$25	$25
Accounts payable and accrued expenses	10,236	7,151
Total Current Liabilities	10,261	7,176

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
3,360,000 shares issued and outstanding	336	336
Additional paid-in capital	67,864	67,864
Earnings (Deficit) accumulated during development stage	(76,311)	(73,074)

Total stockholders' equity	(8,111)	(4,874)

Total Liabilities and Stockholders' Equity	$2,150	$2,302

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH MARCH 31, 2013
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2013	2012	Inception

Revenues	$-	$-	$-

Expenses:
General and administrative -
Professional fees	2,404	2,154	42,158
Consulting fees	-	-	25,341
Franchise tax expense	-	-	400
Filing fees	785	2,091	7,599
Other	48	78	813

Total general and administrative expenses	3,237	4,323	76,311

(Loss) from Operations	(3,237)	(4,323)	(76,311)

Provision for income taxes	-	-	-

Net (Loss)	$(3,237)	$(4,323)	$(76,311)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,360,000	3,000,000

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 17, 2011)
THROUGH MARCH 31, 2013
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscriptions	Development
Description	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	(9,000)	-	21,000

Net (loss) for the period	-	-	-	-	(4,546)	(4,546)

Balance -December 31, 2011	3,000,000	300	29,700	(9,000)	(4,546)	16,454

Stock subscription payment received		-	-	9,000	-	9,000

Common stock issued for cash ($0.12/share)	360,000	36	38,164	-	-	38,200

Net (loss) for the period	-	-	-	-	(68,528)	(68,528)

Balance - December 31, 2012	3,360,000	$336	$67,864	$-	$(73,074)	$(4,874)

Net (loss) for the period	-	-	-	-	(3,237)	(3,237)

Balance - March 31, 2013	3,360,000	$336	$67,864	$-	$(76,311)	$(8,111)

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH MARCH 31, 2013
(Unaudited)

	Three Months	Three Months	Cumulative
	Ended	Ended	From
	March 31, 2013	March 31, 2012	Inception

Operating Activities:
Net (loss)	$(3,237)	$(4,323)	$(76,311)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Deferred offering costs		(5,000)
Accounts payable and accrued liabilities	3,085	3,893	10,236

Net Cash Used in Operating Activities	(152)	(5,430)	(66,075)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loan	-	-	25
Proceeds from common stock	-	9,000	68,200

Net Cash Provided by Financing Activities	-	9,000	68,225

Net Increase/(decrease) in Cash	(152)	3,570	2,150

Cash - Beginning of Period	2,302	20,979	-

Cash - End of Period	$2,150	$24,549	$2,150

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the periods ended March 31, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4. Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2013 and 2012 was as follows (assuming a 15% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$486	$648
Change in valuation allowance	(486)	(648)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$11,447	$10,961
Less - Valuation allowance	(11,447)	(10,961)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended March 31, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2013, the Company had approximately $76,311 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

6. Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

We have conducted market research into the social networking market in the United States and in Israel, and the costs related to conducting face to face social networking meetings and developing a user friendly website for enabling clients to conduct face to face social networking meetings in each of these territories. Our research covered:

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

Plan of Operation

Within four months after completion of our offering, we held the first of our social networking meetings in Israel and commenced design of our website. Our initial focus remains using Israel as our first primary market. We are working from our principal business address at 127 Uziel St., Bait Va Gan, Jerusalem, Israel – which is owned by our President and which we use rent free.

Within 90 days of from the completion of our offering, the Company intended to and did initiate its first social network meeting and begin its hiring of website developers. Primarily Epsilon will develop a design outline specification list for features of the website and backend database. We intend to post this on sites and solicit bids for the development of the website. We intended to review the various bids we expect to receive and select a developer by the end of the fourth quarter of 2012. We did not receive bids we wanted and we have pushed the selection process to the second quarter of 2013. If possible, we intend to have the back end database completed first, before the user interface or front end of the website so that we can begin the process of entering data about various Internet websites as soon as possible.

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

We expected development of the entire site to take between 4 – 6 months, but it will take a bit longer. During the development of the website, we will identify websites where we can post bids for and hire data entry and editorial staff to populate our website with content. Assuming we will be able to do a certain amount of the data entry concurrent with the website development, we expect it will take an additional 6-8 months to launch a functioning version of our website.

We will spend the remainder of the next 12 months focused on marketing our website and continuing to grow its content. We will register our website in a large number of search engines, potentially using a third party service for efficiency. We will also solicit link exchanges.

Results of Operations

We had no operating revenue from inception (October 17, 2011) through March 31, 2013. Expenses for the three months ended March 31, 2013 were $3,237 resulting in a net loss for the quarter of $3,237. Expenses for the three months ended March 31, 2012 totaled $4,323 resulting in a net loss for that period of $4,323. Expenses from inception (October 17, 2011) through March 31, 2013 were $76,311, resulting in a net loss of $76,311. The Company has had a cumulative net loss of $76,311 since inception.

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

As of March 31, 2013 we had cash on hand of $2,150 and current liabilities of $10,261. As of December 31, 2012 we had cash on hand of $2,302 and current liabilities $7,176. As of December 31, 2011 we had cash on hand of $20,979 and current liabilities of $4,525.

During the three months ended March 31, 2013, the Company used cash in the amount of $152 for operating activities.

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

We do not have any current plans to raise funds through the sale of securities except as set in the Registration Statement. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Epsilon because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at March 31, 2013.

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

As of March 31, the end of the three-month period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form S-1).

3.2	Bylaws (Incorporated by reference from our Registration Statement on Form S-1).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of David Schwartz.

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of David Schwartz.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
* Filed herewith.

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

Dated: April 30, 2013

EPSILON CORP.

Dated: April 30, 2013	By:	/s/ David Schwartz
David Schwartz
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)