Form 10-Q
period 2013-06-30
EPSILON CORP
filed 2013-07-18
CIK 1539574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 15, 2013 there were 3,360,000 shares of the Registrant's common stock issued and outstanding.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2013

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS

	As of	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
Current Assets:
Cash or cash equivalents	$255	$2,302
Total current assets	255	2,302

Total Assets	$255	$2,302

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Due to shareholder	$25	$25
Accounts payable and accrued expenses	11,651	7,151
Total Current Liabilities	11,676	7,176

Commitments and Contingencies	-	-

Stockholders' Equity:
Common stock, par value $0.0001 per share, 100,000,000 shares authorized;
3,360,000 shares issued and outstanding	336	336
Additional paid-in capital	67,864	67,864
Earnings (Deficit) accumulated during development stage	(79,620)	(73,074)

Total stockholders' equity	(11,420)	(4,874)

Total Liabilities and Stockholders' Equity	$255	$2,302

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH JUNE 30, 2013
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	From
	2013	2012	2013	2012	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
General and administrative -
Professional fees	2,200	8,750	4,604	10,904	44,358
Consulting fees	300	12,341	300	12,341	25,641
Franchise tax expense	-	400	-	400	400
Filing fees	759	4,288	1,544	6,379	8,357
Other	51	242	99	320	864

Total general and administrative expenses	3,310	26,021	6,547	30,344	79,620

(Loss) from Operations	(3,310)	(26,021)	(6,547)	(30,344)	(79,620)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(3,310)	$(26,021)	$(6,547)	$(30,344)	$(79,620)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,360,000	3,007,912	3,360,000	3,003,956

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 17, 2011)
THROUGH JUNE 30, 2013
(Unaudited)

					(Deficit)
					Accumulated
			Additional	Stock	During the
	Common stock		Paid-in	Subscriptions	Development
Description	Shares	Amount	Capital	Receivable	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-	$-

Common stock issued for cash ($0.01/share)	3,000,000	300	29,700	(9,000)	-	21,000

Net (loss) for the period	-	-	-	-	(4,546)	(4,546)

Balance - December 31, 2011	3,000,000	300	29,700	(9,000)	(4,546)	16,454

Stock subscription payment received		-	-	9,000	-	9,000

Common stock issued for cash ($0.12/share)	360,000	36	38,164	-	-	38,200

Net (loss) for the period	-	-	-	-	(68,528)	(68,528)

Balance - December 31, 2012	3,360,000	$336	$67,864	$-	$(73,074)	$(4,874)

Net (loss) for the period	-	-	-	-	(6,547)	(6,547)

Balance - June 30, 2013	3,360,000	$336	$67,864	$-	$(79,620)	$(11,420)

The accompanying notes to financial statements are an integral part of these statements.

EPSILON CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012,
AND CUMULATIVE FROM INCEPTION (OCTOBER 17, 2011)
THROUGH JUNE 30, 2013
(Unaudited)

	Six Months	Six Months	Cumulative
	Ended	Ended	From
	June 30, 2013	June 30, 2012	Inception

Operating Activities:
Net (loss)	$(6,547)	$(30,344)	$(79,620)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	4,500	5,441	11,651

Net Cash Used in Operating Activities	(2,047)	(24,903)	(67,970)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loan	-	-	25
Proceeds from common stock	-	47,200	68,200

Net Cash Provided by Financing Activities	-	47,200	68,225

Net Increase/(decrease) in Cash	(2,047)	22,297	255

Cash - Beginning of Period	2,302	20,979	-

Cash - End of Period	$255	$43,276	$255

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the periods ended June 30, 2013 and 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2013.

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

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013 the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

4. Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2013 and 2012 was as follows (assuming a 15% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$982	$4,552
Change in valuation allowance	(982)	(4,552)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2013 and December 31, 2012 as follows:

	2013	2012

Loss carryforwards	$11,943	$10,961
Less - Valuation allowance	(11,943)	(10,961)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for periods ended June 30, 2013 and December 31, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013, the Company had approximately $79,620 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

6.  Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Within 90 days of from the completion of our offering, the Company intended to and did initiate its first social network meeting and begin its hiring of website developers. Primarily Epsilon will develop a design outline specification list for features of the website and backend database. We intend to post this on sites and solicit bids for the development of the website. We intended to review the various bids we expect to receive and select a developer by the end of the fourth quarter of 2013. We did not receive bids we wanted and we have pushed the selection process to the fouth quarter of 2013. If possible, we intend to have the back end database completed first, before the user interface or front end of the website so that we can begin the process of entering data about various Internet websites as soon as possible.

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

Results of Operations

We had no operating revenue from inception (October 17, 2011) through June 30, 2013. Expenses for the three months and six months ended June 30, 2013 were $3,310 and 6,547 resulting in a net loss for the quarter of $3,310. Expenses for the three months ended June 30, 2012 totaled $26,021 resulting in a net loss for that period of $26,021. Expenses from inception (October 17, 2011) through June 30, 2013 were $79,620, resulting in a net loss of $79,620. The Company has had a cumulative net loss of $79,620 since inception.

Capital Resources and Liquidity

Since inception the Company sold 3,000,000 shares of stock to its Director at $0.0001 per share and additional paid in capital totaling $30,000. $9,000 was received in the three months ended June 30, 2012 and $21,000 was received in the period from October 17, 2011 (inception) through December 31, 2011.

In the three months ended June 30, 2012, the Company sold 360,000 unrestricted shares for a total of $43,200. Deferred costs related to this capital formation activity were charged against the capital raised. In the three months ended June 30, 2013, the Company did not sell any of its shares. Deferred costs related to this capital formation activity were charged against the capital raised.

As of June 30, 2013 we had cash on hand of $255 and current liabilities of $11,676. As of December 31, 2012 we had cash on hand of $2,302 and current liabilities $7,176. As of December 31, 2011 we had cash on hand of $20,979 and current liabilities of $4,525.

During the six months ended June 30, 2013, the Company used cash in the amount of $2,047 for operating activities.

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

We do not have any current plans to raise funds through the sale of securities except as set in the Registration Statement. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Epsilon because the shares may be issued to parties or entities committed to supporting existing management. We may offer shares of our common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. There are no other significant liabilities at June 30, 2013.

As of the date of this periodic report, the current funds available to the Company are not expected to be sufficient to continue maintaining a reporting status past 12 months. The Company’s officer and director David Schwartz has indicated that he may be willing to provide funds required to maintain the reporting status in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

EPSILON CORP.

Dated: July 18, 2013	By:	/s/ David Schwartz
David Schwartz
President, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors (who also performs as the Principal Executive and Principal Financial and Accounting Officer)