Form 10-Q
period 2013-09-30
GREAT EAST ENERGY, INC.
filed 2013-11-19
CIK 1539574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number: 333-179321

GREAT EAST ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

173 Keith St., Suite 300
Warrenton, VA 20186
 (Address of principal executive offices) (zip code)

Telephone: 540-347-2212

Facsimile: Fax: 540-347-2291
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 13, 2013 there were 50,827,896 shares of the Registrant's common stock issued and outstanding.

TABLE OF CONTENTS

		Page
PART I - Financial Information

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and June 30, 2013	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 (Unaudited) and for the period from April 5, 2013 (Inception) to September 30, 2013 (Unaudited)	4

	Condensed Statement of Changes in Stockholders’ Deficit for the period from April 5, 2013 (Inception) to September 30, 2013 (Unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended September 30, 2013 (Unaudited) and for the period from April 5, 2013 (Inception) to September 30, 2013 (Unaudited)	6

	Notes to Condensed Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4.	Controls and Procedures	15

PART II - Other Information

Item 6.	Exhibits.	16

Signatures		17

Exhibits/Certifications

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT EAST ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS
Current asset:
Cash	$528,706	$50,255
Total current asset	528,706	50,255

Long-term asset:
Deposits	-	40,000
Deposits for investment in subsidiary	1,252,596	-
Total long-term asset	1,252,596	40,000

Total assets	$1,781,302	$90,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$32,704	$130,369
Accrued liabilities	-	309,312
Accrued investment in subsidiary liability	837,500	-
Related party payables	25	13,504
Total current liabilities	870,229	453,185

Total liabilities	870,229	453,185

Stockholders’ equity (deficit):
Preferred stock - $.0001 par value; 10,000,000 shares
authorized; 50,827,896 shares outstanding	-	-
Common stock - $.001 par value; 1,000,000 shares
authorized; 50,827,896 shares outstanding	5,083	18,816
Additional paid-in capital	4,402,578	(392,126)
Advance subscriptions from investors	200,000	90,000
Accumulated deficit	(3,696,588)	(79,620)
Total stockholders'equity (deficit)	911,073	(362,930)
Total liabilities and stockholders' equity (deficit)	$1,781,302	$90,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREAT EAST ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Condensed Consolidated Statement of Operations
For The Three Months Ended September 30, 2013
And For The Period From April 5, 2013 (Inception) To September 30, 2013 (UNAUDITED)

	Three Months Ended	From Inception to
	September 30,	September 30,
	2013	2013
INCOME	$-	$-

OPERATING EXPENSES

Organizational expenses	-	902

General and administrative expenses	489	6,132

Professional fees	3,618,979	3,689,554

Total Operating Expenses	3,619,468	3,696,588
Other Income (Expense):
Gain of forgiveness of debt	2,500	-
Net Other Expense	2,500	-

NET LOSS APPLICABLE TO COMMON SHARES	$(3,616,968)	$3,696,588

NET LOSS PER BASIC AND DILUTED SHARES	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	42,202,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREAT EAST ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Advances subscriptions from	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Investors	Deficit	Deficit

Balances at April 5, 2013 (Inception)	-	$-	-	$-	$-	$-	$-	$-
Common shares issued for services	-	-	188,160,000	18,816	(392,126)	-	-	(373,310)
Net loss for the period ended June 30, 2013	-	-	-	-	-	-	(79,620)	(79,620)
Balances at June 30, 2013	-	-	188,160,000	18,816	(392,126)	-	(79,620)	(452,930)
Common shares issued for option agreement	-	-	25,799,984	2,580	-	-	-	2,580
Cancelation of shares shares per option agreement	-	-	(168,000,000)	(16,800)	16,800	-	-	-
Common Stock Sold for Cash, net of offering costs of $89,593	-	-	1,089,928	109	1,000,298	-	-	1,000,407
Common shares issued for services	-	-	3,777,984	378	3,777,606	-	-	3,777,984
Advance subscriptions from investors	-	-	-	-	-	200,000	-	200,000
Net loss for the period ended September 30, 2013	-	-	-	-	-	-	(3,616,968)	(3,616,968)
Balances at September 30, 2013	-	$-	50,827,896	$5,083	$4,402,578	$200,000	$(3,696,588)	$911,073

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREAT EAST ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
FROM APRIL 5, 2013 (INCEPTION) TO SEPTEMBER 30, 2013

	Three Months Ended	From Inception to
	September 30,	September 30,
Operating Activities:	2013	2013
Net loss	$(3,616,968)	$(3,696,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	3,777,984	3,404,674
Gain on forgiveness of debt	(2,500)	(2,500)
Changes in assets and liabilities:
Accounts payable and accrued liabilities	(404,477)	35,204
Related party payable	(13,479)	25
Net Cash Used in Operating Activities	(259,440)	(259,185)

Investing Activities:
Deposits for investments	(375,000)	(415,000)
Net Cash Used in Investing Activities	(375,000)	(415,000)

Financing Activities:
Proceeds from advance subscription from investors	200,000	290,000
Proceeds from common stock issued for cash	912,891	912,891
Net Cash Provided by Financing Activities	1,112,891	1,202,891

Net Increase in Cash	478,451	528,706
Cash, Beginning of Year	50,255	-
Cash, End of Year	$528,706	$528,706

Supplemental Disclosures of Cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non Cash Financing Activities
Common shares issued for investment with subsidiary	$2,580	$25,799,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREAT EAST ENERGY, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the June 30, 2013 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Great East Energy, Inc. was incorporated in Nevada on April 5, 2013 and is a development-stage entity. The Company's current business plan is to complete the acquisition transaction contemplated by the Option Agreement and as a result to engage in the business of developing natural gas properties located in Ukraine.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915-10-05, “Development Stage Entity.” The Company is devoting substantially all of its efforts to the execution of its business plan.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GREAT EAST ENERGY, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2013

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Company had $528,706 and $50,225 and in cash and cash equivalents as of September 30, 2013 and June 30, 2013.

Start-up Costs

In accordance with ASC 720-15-20, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Recently Enacted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncement to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – STOCKHOLDERS’ EQUITY

As of September 30, 2013 the Company has authorized 110,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. Effective on September 10, 2013, the Company effected a 56-for-1 forward stock split of its issued and outstanding shares of common stock, which became effective on September 10, 2013. As of September 30, 2013, the Company has issued 50,827,896 of the authorized shares of common stock and -0- shares of preferred stock.

On July 25, 2013, the Company issued 25,799,984 shares of Common Stock to BHL in connection with the option grant closing under the Option Agreement. The stock compensation for the period was calculated at par prior to the stock split for a value of $56 or $1 post stock split.

During the three months ended September 30, 2013, the Company entered into and consummated transactions pursuant to the Subscription Agreement (the “Subscription Agreement”) with certain accredited investors whereby the Company issued and sold to the investors for $1.00 per share an aggregate of 1,089,928 shares of the Company’s Common Stock for an aggregate purchase price of $1,090,000 (the “Private Placement”). The Company paid $89,593 in offering cost related to the private placement.

During the three months ended September 30, 2013, the Company cancelled 168,000,000 shares of common stock per the terms of the merger agreement.

GREAT EAST ENERGY, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2013

During the three months ended September 30, 2013, the Company issued 3,777,984 shares of common stock to officers, directors, and consultants in exchange for services provided at a value of $3,777,984

As of June 30, 2013, the Company has issued 188,160,000 post stock split authorized shares of common stock and -0- shares of preferred stock. On April 15, 2013, the company issued 330,008 shares of common stock to the President and director as part of their consulting agreements, further discussed in note 6. The shares were valued based on an hourly rate of $150 that is compatible to the market rate for the similar positions and applied to their average of a combined 30 hours per week. The Company valued their services excluding the cash payments at $39,915. The Company also recorded the closing of Epsilon Corp.’s accumulated deficit to additional paid in capital as part of the share exchange agreement.

NOTE 4 – ACCOUNTS PAYABLE

As of September 30, 2013, the Company’s accounts payable totaled $32,704. The following table shows the content of the account as of September 30, 2013:

Professional Fees	$32,704
Total Accounts Payable	$32,704

As of June 30, 2013, the Company’s accounts payable totaled $118,719 prior to the merger. The following table shows the content of the account as of June 30, 2013:

Professional Fees	$117,817
Incorporation Fees	902
Total Accounts Payable	$118,719

NOTE 5 – ACCRUED LIABILITIES

As of September 30, 2013 and June 30, 2013, the Company’s accrued liabilities totaled $-0- and $309,312. The balance of accrued liabilities as of June 30, 2013 consisted of accrued stock payable and accrued professional fees related to the stock option agreement and consulting agreements which were paid in full as of September 30, 2013.

NOTE 6 – RELATED PARTY PAYABLES

The related party payables consist of reimbursement of expenses and compensations to the Company’s Chairman and CEO for their services at fair value. Each of them is to receive monthly cash payment in addition to the Company’s common shares for the period of April 15 through September 30, 2013. The fair value compensation was calculated based on their average hours worked per week applied to an hourly rate that is compatible to the average market hourly compensation rate of similar positions. The total compensation and payables to these related parties for the period ended September 30, 2013 and June 30, 2013 was $25 and $13,504, respectively.

GREAT EAST ENERGY, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2013

NOTE 7 – ADVANCE SUBSCRIPTION FROM INVESTORS

In connection with the Private Placement Financing discussed in note 4, the Company has received $200,000 and $90,000 in advances for subscriptions prior to September 30, 2013 and June 30, 2013.

NOTE 8 – DEPOSITS FOR INVESTMENT IN SUBSIDIARY

On July 25, 2013, the Company entered into a Stock Purchase Option Agreement (the “Option Agreement”) with Bezerius Holdings Limited, a corporation organized under the laws of the Republic of Cyprus (“BHL”), whereby BHL granted to the Company an option to purchase 1,000 shares of equity capital of Synderal Services LTD, a corporation organized under the laws of the Republic of Cyprus ("SSL"), representing all issued and outstanding shares of SSL for $1,250,000. SSL is engaged in the gas exploration and production business in Ukraine through its two wholly-owned subsidiaries, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ, each a legal entity formed under the laws of Ukraine.

Under the Option Agreement, the Company is required to pay to BHL $412,500 as an advance payment to be credited towards the purchase price of the SSL’s shares. The balance of the purchase price in the amount of $837,500 shall be paid by the Company upon exercise of the option to be completed by December 31, 2013. If the Company elects not to exercise the option to purchase the SSL’s shares, BHL is required to return to the Company the advance payment. This obligation by BHL is secured by the pledge of all the issued and outstanding shares of BHL by its shareholder. As September 30, 2013, the Company has paid $412,500 in advancements of cash payments.

On July 25, 2013, the Company issued 25,799,984 shares of Common Stock to BHL in connection with the option grant closing under the Option Agreement. Such Common Stock was issued in accordance with an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act by virtue of compliance with the provisions of Regulation S under the Securities Act.

In connection with the issuance of 25,799,984 shares of Common Stock, BHL entered into a Stock Escrow Agreement and a Lock-Up Agreement with Epsilon. Pursuant to the Stock Escrow Agreement, BHL delivered to the escrow agent the shares of Common Stock issued to it to be held by the escrow agent pending the closing of the option exercise to purchase shares of SSL by the Company under the Option Agreement in which case such shares will be released by the escrow agent to BHL. Shall the parties to the Option Agreement fail to consummate the purchase of SSL shares by the Company; the escrowed shares will be cancelled. BHL has no right to vote the escrowed shares until such time as they are eligible for release to BHL.

As of September 30, 2013, the Company had $1,252,596 in deposits for investment in subsidiaries of which $415,000 was paid in cash, $837,500 remaining as accrued investment in subsidiary liability, and $2,597 was paid by common shares valued at par.

GREAT EAST ENERGY, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2013

NOTE 9 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred approximately $3,696,588 in operating deficit since its inception, and has generated no operating revenue, which could raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2013 through the date the financial statements were issued and determined there are no other items to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE DISCUSSION IN THIS SECTION CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OR OUR FUTURE PERFORMANCE. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "MAY" AND SIMILAR EXPRESSIONS OR VARIATIONS OF SUCH WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE ONLY PREDICTIONS AND ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, WE URGE YOU TO CAREFULLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

Great East Energy, Inc. (the “Company”) is a Delaware corporation organized on October 17, 2011 under the name Epsilon Corp. The Company changed its name to Great East Energy, Inc. effective September 10, 2013.

Recent Developments

On June 1, 2013, our then President and CEO Mr. David Schwartz and GEEI entered into an Affiliate Stock Purchase Agreement, which was amended on July 15, 2013, pursuant to which on July 25, 2013 Mr. Schwartz sold to Great East Energy, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“GEEI”) 3,000,000 pre-split shares of the Company’s common stock representing approximately 89.3% of the then issued and outstanding shares of common stock.

On July 25, 2013, the Company entered into and consummated the transactions contemplated by the Share Exchange Agreement with GEEI and its shareholders whereby the Company purchased from the shareholders of GEEI all issued and outstanding shares of GEEI’s common stock in consideration of the issuance of 5,893 pre-split shares of common stock of the Company.

The Share Exchange resulted in (i) a change in control of the Company with GEEI and the shareholders of GEEI owning approximately 89.3% of the then issued and outstanding shares of common stock of the Company, and (ii) appointment of certain nominees of the shareholders of GEEI as directors and officers of the Company and resignation of David Schwartz as director, chief executive officer, chief financial officer, secretary and treasurer of the Company.

GEEI is deemed to be the accounting acquirer and the Company to be the accounting acquiree. The financial statements before the date of the Share Exchange are those of GEEI with the results of the Company being consolidated from the date of the Share Exchange. The equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. The share exchange of a private operating company with a non-operating public shell corporation with nominal net assets is considered to be a capital transaction, in substance, rather than a business combination, for accounting purposes. Accordingly, GEEI treated this transaction as a capital transaction without recording goodwill or adjusting any of its other assets or liabilities.

On July 25, 2013, the Company issued 460,714 pre-split shares of its common stock to Bezerius Holdings Limited, a corporation organized under the laws of the Republic of Cyprus (“BHL”) in connection with the option grant closing under that certain Stock Purchase Option Agreement dated July 25, 2013 by and between GEEI and BHL (the “Option Agreement”) , whereby BHL granted to GEEI an option to purchase 1,000 shares of equity capital of Synderal Services LTD, a corporation organized under the laws of the Republic of Cyprus ("SSL"), representing all issued and outstanding shares of SSL, for $1,250,000. SSL is engaged in the gas exploration and production business in Ukraine through its two wholly-owned subsidiaries, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ, each a legal entity formed under the laws of Ukraine.

GEEI cancelled 3,000,000 pre-split shares of common stock acquired from Mr. Schwartz effective immediately after the issuance of the shares to BHL. This resulted in a change of control of the Company with BHL owning approximately 51.2% of the issued and outstanding shares of common stock of the Company.

On July 25, 2013, the Company a private placement of an aggregate of 10,982 pre-split shares of the Company’s common stock for an aggregate purchase price of $615,000 at a per share price of $56 with an accredited investor. The Company used $412,500 out of the gross proceeds of the closing to make a payment to BHL under the Option Agreement in connection with the option grant closing. The balance of $837,500 under the Option Agreement is due upon our exercise of the option to occur on or before September 30, 2013.

On August 2, 2013, the Company consummated a private placement of an aggregate of 3,517 pre-split shares of its common stock for gross proceeds of $200,000 at a per share price of $56 to an accredited investor.

On August 8, 2013, the Company consummated a private placement of an aggregate of 4,910 shares of Common Stock, for gross proceeds of $275,000 at a per share price of $56 to accredited investors.

On September 16, 2013, the Company effected a 56-for-1 forward stock split of its issued and outstanding shares of common stock. As a result of the forward split, 907,641 shares of common stock issued and outstanding immediately before the forward split increased automatically, and without any further action from the Company’s stockholders, to 50,827,896 shares of common stock. The authorized number and par value of common stock were unchanged.

Plan of Operations

At this time, the Company’s purpose is to complete the transactions contemplated by the Option Agreement and to engage in the business of developing and operating currently producing natural gas properties located in Ukraine upon such completion through its two indirect Ukrainian subsidiaries, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ, to be acquired upon exercise of the option.

Results of Operations

We did not have any revenues since inception. We incurred operating expenses of $3,734,484, and realized a net loss of $3,734,484 for the three months ended September 30, 2013. We incurred operating expenses of $4,222,456, and realized a net loss of $4,222,456 for the period since inception on April 5, 2013 to September 30, 2013.

Liquidity and Capital Resources

The Company does not currently have sufficient resources to cover ongoing expenses and expansion. In July and August 2013, we consummated private placements of our securities which resulted in aggregate gross proceeds to us of $1,090,000. We used $412,500 out of the gross proceeds of the closing to make a payment to BHL under the Option Agreement in connection with the option grant closing. The balance of $837,500 under the Option Agreement is due upon our exercise of the option to occur not later than December 31, 2013. We plan on raising additional funds from investors to implement our business model. In the event we are unsuccessful, this will have a negative impact on our operations.

If the Company cannot find sources of additional financing to fund its working capital needs, the Company will be unable to obtain sufficient capital resources to operate our business. We cannot assure you that we will be able to access any financing in sufficient amounts or at all when needed. Our inability to obtain sufficient working capital funding will have an immediate material adverse effect upon our financial condition and our business.

Critical Accounting Policies

Development stage entity

The Company is considered a development stage entity, as defined in FASB ASC 915, because since inception it has not commenced operations that have resulted in significant revenue and the Company’s efforts have been devoted primarily to activities related to raising capital.

Going concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. However, it has no cash, has losses and an accumulated deficit, and a working capital deficiency. The Company does not currently have any revenue generating operations. These conditions, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to, meets its financial requirements, raise additional capital, and the success of its future operations. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management believes they can raise the appropriate funds needed to support their business plan and acquire an operating company with positive cash flow. Management intends to seek new capital from owners and related parties to provide needed funds.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description

31.1	Certifications by Michael Doron pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications by Michael Doron pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
________________
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

Great East Energy, Inc.

Dated: November 19, 2013	By:	/s/ Michael Doron
Michael Doron
President, Chief Executive Officer, Chief Financial Officer and Director