Form 10-K
period 2013-12-31
GREAT EAST ENERGY, INC.
filed 2014-04-15
CIK 1539574

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 001-34048

GREAT EAST ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

173 Keith St., Suite 300
Warrenton, VA 20186
(Address of principal executive offices)

Issuer’s telephone number, including area code: (540) 347-2212

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2013, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates was $115,200. Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2014, there were outstanding 51,227,896 shares of the registrant’s common stock, $.0001 par value.

Documents incorporated by reference: None.

Great East Energy, Inc.

Form 10-K

PART I

ITEM 1. BUSINESS

Corporate History

Great East Energy, Inc. (the “Company”) was incorporated under the name Epsilon Corp on October 17, 2011 in the State of Delaware. The business plan of the Company was originally to launch and maintain an on-line social network for start-ups in high-tech industry, where entrepreneurs and investors and industry experts meet. Immediately after the completion of the Share Exchange, the Company discontinued its on-line social network business and changed its business plan to acquisition and development of natural gas properties located in Ukraine. Effective September 10, 2013, the Company changed its name to Great East Energy, Inc.

Share Exchange Agreement

On July 25, 2013, we consummated transactions  (the “Share Exchange”) pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated July 25, 2013 by and among the Company and the stockholders of Great East Energy, Inc., a Nevada corporation (“GEEI”), (the “GEEI Stockholders”), whereby GEEI Stockholders transferred 100% of the outstanding shares of common stock of GEEI held by them, in exchange for an aggregate of 330,008 newly issued shares of the Company’s common stock, par value $.001 per share (“Common Stock”). As a result, GEEI became a wholly-owned subsidiary of the Company.

Stock Purchase Option Agreement

On July 25, 2013, GEEI entered into a Stock Purchase Option Agreement (the “Option Agreement”) with Bezerius Holdings Limited, a corporation organized under the laws of the Republic of Cyprus (“BHL”), whereby BHL granted to GEEI an option to purchase 1,000 shares of equity capital of Synderal Services LTD, a corporation organized under the laws of the Republic of Cyprus ("SSL"), representing all issued and outstanding shares of SSL, for $1,250,000. SSL is engaged in the gas exploration and production business in Ukraine through its two wholly-owned subsidiaries, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ, each a legal entity formed under the laws of Ukraine.

Under the Option Agreement, GEEI was required to pay to BHL $412,500 as an advance payment to be credited towards the purchase price of the SSL shares. The Company made the advance payment on July 25, 2013. The balance of the purchase price in the amount of $837,500 was paid by GEEI upon exercise of the option that was completed on November 25, 2013 by paying to BHL $500,000 in cash and issuing a promissory note in the principal amount of $337,500 for the balance of the option exercise price. The note bears no interest and has a maturity date of December 31, 2013, which was extended to June 30, 2014. The obligations of GEEI under the note are secured by 1,000 shares of SSL purchased by GEEI under the Option Agreement in accordance with the Pledge and Security Agreement dated November 25, 2013 made by GEEI in favor of the collateral agent acting on behalf of BHL. As a result, SSL became a direct wholly-owned subsidiary of the Company, and Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ became indirect subsidiaries of the Company.

On July 25, 2013, the Company issued 25,799,984 shares of Common Stock to BHL in connection with the option grant closing under the Option Agreement. In connection with the issuance of 25,799,984 shares of Common Stock, BHL entered into a Stock Escrow Agreement and a Lock-Up Agreement with the Company. Pursuant to the Stock Escrow Agreement, BHL delivered to the escrow agent the shares of Common Stock issued to it to be held by the escrow agent pending the closing of the option exercise to purchase shares of SSL by GEEI under the Option Agreement in which case such 25,799,984 shares of Common Stock will be released by the escrow agent to BHL. The shares were released from escrow following the closing of the option exercise on November 25, 2013.

Under the Lockup Agreement, BHL agreed not to offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, sell short, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of any shares of Common Stock, or enter into any swap or other arrangement that transfers any economic consequences of ownership of Common Stock until 12 months after the date therein.

On November 26, 2013, in accordance with the Option Agreement the Company filed with the Secretary of State of the State of Nevada a Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock (the “Series A Certificate”). Pursuant to the Series A Certificate, there is one share of Series A Preferred Stock authorized. Shares of Series A Preferred Stock have no dividend rights.

The holder of the Series A Preferred Stock is entitled to vote together with the holders of the Company’s common stock, with such holder entitled to 30% of the total votes on all such matters, and the holders of Common Stock and any other shares entitled to vote are entitled to their proportional share of the remaining 70% of the total votes based on their respective voting power. Each share of Series A Preferred Stock is convertible into one share of the Company’s common stock upon the earlier to occur of (i) Twelve (12) months from July 25, 2013 or (ii) the Company closing financings with gross proceeds of at least $4,000,000 on a cumulative basis from July 25, 2013. Shares of Series A Preferred Stock are not redeemable and have no liquidation preference. On November 26, 2013, the Company issued one share of Series A Preferred Stock to BHL.

Private Placement of Common Stock

From July 2013 to February 2014, the Company entered into and consummated transactions pursuant to a series of the Subscription Agreements (the “Subscription Agreements”) with certain accredited investors whereby the Company issued and sold to the investors for $1.00 per share an aggregate of 1,490,000 shares of the Company’s Common Stock for an aggregate purchase price of $1,490,000 (the “Private Placement”).

The Subscription Agreements contain representations and warranties by the Company and the investors which are customary for transactions of this type such as, with respect to the Company: organization, good standing and qualification to do business; capitalization; subsidiaries, authorization and enforceability of the transaction and transaction documents; valid issuance of stock, consents being obtained or not required to consummate the transaction; litigation; compliance with securities laws; and no brokers used, and with respect to the investors: authorization, accredited investor status and investment intent.

Stock Split

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

Company’s Corporate Structure

Below is the Company’s current corporate structure:

Great East Energy Inc. (Delaware), GASE1
100%

Great East Energy Incorporation (Nevada)
100%

Synderal Services LTD (the Republic of Cyprus)
100%	100%
NPK-KONTAKT LLC (Ukraine)	LISPROMGAZ LLC (Ukraine)

(1)	Common Stock is quoted on the OTC Bulletin Board under the symbol “GASE.”

Our Business

The Company is an independent energy company focused on the exploration, development and production of natural gas in Ukraine. Our natural gas reserves and operations are concentrated in the Dnieper-Donetsk Basin of the Lugansk Region of Ukraine.

As of the date of this filing, we have approximately 104,031 net acres (421 sq. km) covered by our special permit (license) for exploration with pilot-production within the Lisichansk-Toskovskay area located in the Dnieper-Donetsk Basin. Seven large dome anticline structures have been identified in the licensed area, as follows: Northern Tomashevskoye, Southern Tomashevskoye, Toshkievskaya, Lysychanskaya, Vovcheyarska, Zolotarivska and Petrograd-Donetsk.

Location Map

As of December 31, 2013, we had estimated proved reserves of 713 million cubic meter (“MMcm”) of natural gas according to the Competent Person’s Report issued in December 2013 by an independent expert retained as the Company’s consulting petroleum engineer. The following table summarizes our estimated reserves by category as of December 31, 2013:

	Gross		Net
	MMcm	BCF	MMcm	BCF
Proved	713	25	535	19
Probable	624	22	468	17
Total Reserves	1,337	47	1,003	36

Prospective	3,022	107	2,267	80
Total All Resources	4,359	154	3,270	116

The Company is engaged in the gas exploration and production business in Ukraine through its two wholly-owned subsidiaries: Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ. All of our properties are located in Ukraine and are owned and operated through our subsidiaries. The head office of our Ukrainian subsidiaries is located in the city of Lisichansk, the local center of the Lugansk Region in eastern Ukraine.

NPK-KONTAKT, LLC holds the license for exploration and owns 6 wells (2 productive, 2 exploratory wells and 2 degassing wells), which were completed during the years 2003-2004. Due to technical and geological reasons, the exploratory wells were suspended in 2005. Currently, the Company is considering an overhaul and intensification of gas produced from these wells. The final assessment of the operational and economic viability of the production from those wells is expected at the end of 2014.

LISPROMGAZ, LLC is an operating company that holds all permits, controls technical and human resources and owns two gas facilities with a monthly capacity of more than 350 million cubic feet (“MMcf”) each. LISPROMGAS also owns 13.5 km of gas pipelines to its customers and office and storage premises located in Lisichansk.

We currently operate two productive wells and the principal product we produce is natural gas. This product is not marketed to customers without access to our proprietary pipeline facilities and can be sold only to a purchaser that has access to the pipeline facilities. During the years ended December 31, 2012 and 2013, 100% of the Company’s gas production was sold to one customer: Additional Liability Company “Lisichansk Brewery”. Typically our natural gas is sold to this customer under contract at a negotiated price based upon factors normally considered in the industry, such as distance from well to factory and natural gas commodity prices.

Due to the current low production volume and the limited ability to market gas produced by the Company, the Company had a limited capacity to sell its gas at the current market rate. Thus, the average selling price for our gas in 2013 was $11.56 per thousand cubic feet ("Mcf") (including 20% VAT) which is approximately 20% below the average market price. In future, as production will be increased, the Company will have the ability to sell gas at the market rate without any discounts.

Moreover, we anticipate further increases in natural gas commodity prices in Ukraine during years 2014-2015 because of a number of reasons. First, as a consequence of the significant depreciation of the local currency (the “UAH”), on April 1, 2014 the National Energy Regulation Commission of Ukraine announced an increase in gas prices by 30% in local currency which eliminated the effect of the recent UAH’s depreciation against the USD, thus the price of gas in USD remains at the same level. The second reason for price an increase is the reversal of the 32% discount on Russian gas for Ukraine which will also force the National Energy Regulation Commission (State regulatory authority) to increase gas prices for all types of consumers including both retail and industrial consumers.

We believe that all the above factors will combine to favorably affect our financial position and financial results.

Recent Developments

From January 2014 we have started realizing our strategic plan of increasing production and developing our asset base by conducting geological investigation and drilling new wells within our current license area. Our efforts are focused on performing further geological studies at our Northern and Southern Tomashevskiy domes and determining the optimal placement for our three new production shallow wells of up to 800 m each. We intend to utilize the expertise of third parties for our drilling programs; as such we will hold a tender among drilling and service companies with a view to start drilling works in the second half of 2014. Additionally, we plan to put into operation two small degassing wells by installing additional compressors and connecting them to the existing flare plant.

Our Strategy

Our business strategy is to create value for our shareholders by growing reserves and production volumes through exploring and developing gas fields at moderate depth with reserves which have been discovered but undeveloped. Key elements of our business strategy include:

Focus on developing our Lisichansk-Toskovskay area. We intend to continue to expand our asset base by drilling and completing wells within our current lands of the Lisichansk-Toskovskay area. We will focus our efforts to determine the most optimal placement of new wells that is required to realize the maximum resource potential of the existing area.

Evaluate Strategic Acquisitions in Ukraine and Central & Eastern Europe (CEE). The Company considers Lisichansk-Toskovskay area as a first stage and the base for further rapid expansion. We intend to identify early-entry exploration opportunities in Ukraine and CEE and enhance the value of our resource potential either by winning greenfield licenses or investing in underperforming assets that have high-potential drilling opportunities, such as our Lisichansk-Toskovskay area. Our goal is to expand the Company’s area from 100 sq. miles up to 1,000 sq. miles.

Focus on Acquisition and Exploration Activities. Our efforts are focused on uncovering undervalued investment opportunities in the field of conventional and coal bed gas production, as well as improving our drilling techniques.

Leverage capital and experience form North America. We typically seek to bring North American capital, know-how and technology to unconventional projects in Ukraine and other CEE countries.

Intellectual Property

The Company does not own any intellectual property rights

Suppliers

No drilling activities were conducted during the years 2012 and 2013. We currently operate two productive wells and the majority of our purchasing is related to maintaining the current level of operations in our wells. Typically, we purchase fuel and energy for our needs through short-term contracts with several suppliers at the regional level, including natural resource monopolies in the utility sector. All materials, energy and utilities are available in the region as required, but pricing is subject to state regulation and market fluctuations. We are an insignificant purchaser of basic materials and these type of expenses account for approximately 12% of our total costs and other deductions.

Gas Production

The Company is engaged in the gas exploration and production business in Ukraine. We have in operation a complete set of facilities and infrastructure necessary for gas processing and delivery to end use customers. Natural gas comes from one of our two productive wells. Our two wells produce methane gas at a rate of approximately 80 Mcf per day. Average methane concentration is not less than 90%. Gas collected from our wells is first transferred through a pipeline to one of our gas processing facilities where the various unit processes are used in the processing of raw natural gas, such as gas pressure decrease, removal of water and gas odorization. Gas processed by the processing units is the final product which is sold to our customers through the pipeline.

Competition

Presently, state-owned companies account for roughly 90% of oil and gas production in Ukraine. However, the government of Ukraine makes efforts to encourage private investors, including foreign investors, to increase their activities in the market and improve oil and gas production. Private and foreign investors are increasingly seeking opportunities in the country and are being actively encouraged to do so.

National Joint-Stock Company Naftogaz of Ukraine is the major state energy company. Naftogaz of Ukraine is a vertically integrated oil and gas company that explores and produces most of the oil and gas in the country. The company also manages the oil and gas pipeline system, gas conversion, and the import and transit of gas and its distribution across Ukraine. Naftogaz of Ukraine’s oil and gas production subsidiaries include Ukrgazvydobuvannya, Ukrnafta (42% held by private investors). However, Naftogaz of Ukraine does not have enough finances for exploration. Instead, it signs contracts with private exploration and production companies.

Domestic gas production has been growing since 2000 until 2013, mainly due to an increased output from private producers. These private companies accounted for 11.5% of the total gas production in 2013. This is a significant increase since 2000, when private companies accounted for only 3.3% of gas produced in Ukraine and 2.7% of oil production. In Ukraine, domestic production covers only 40% of the country’s oil and gas consumption requirements.

The Ukrainian government has recently been encouraging cooperation with foreign companies and investors. Due to the geological characteristics of the Ukrainian hydrocarbon accumulations, Ukraine is in need of both financing and technologies in order to further develop the sector. Naftogaz has entered into agreements with many foreign companies to enable an acceleration of hydrocarbon development in Ukraine. Among the foreign companies active in Ukraine are Cub Energy, Serinus, JKX Oil & Gas plc, Regal Petroleum plc, Cadogan Petroleum plc, Shell and Chevron. The Company’s assets are surrounded by large producing oil & gas fields located in Myratovskoj Zone: Plast, Cub Energy, Geo Alliance.

We believe we possess a range of competitive strengths and advantages in our operating segment. As of the date of this filing, we hold approximately 104,000 acres in the Dnieper-Donetsk Basin and possess certain production facilities and infrastructure. We expect that the results of our active drilling program and drilling activity will significantly improve our competitive position in the region. The Dnieper-Donets Basin, where our Lisichansk-Toskovskay field is located, is underexplored and presents an excellent opportunity for our Company with respect to the acquisition of prospective natural gas properties and natural gas reserves.

Government Regulation

The Ukrainian government is making efforts to reform the oil and gas sector in an attempt to attract foreign investment. These efforts include the new 2010 Law “On Basic Principles of the Natural Gas Market Functioning” that was formally approved by the European Union (“EU”). This law significantly liberalizes the gas market and provides for the right to sell gas at an unregulated price (if the state’s share in the company is less than 50%). In addition, in April 2012, the National Energy Regulation Committee reformed the procedures of access to the Ukraine’s gas transport system. All market participants now have equal rights of access to the gas transportation system and underground storage facilities.

The regulation of hydrocarbons in Ukraine is administered by a number of governmental bodies.

• The Cabinet of Ministers provides the general legal framework for hydrocarbons, sets hydrocarbon taxes and Product Sharing Agreement (PSA) terms.
• Tariffs are regulated by the National Energy Regulation Commission (NERC). It sets the boundary price for both industrial and residential consumers and provides general supervision over the market.
• The Ministry of Energy and Coal Industry of Ukraine is responsible for Ukraine’s energy strategy formation, as well as the commissioning of the deposits into commercial production and approval of reserves estimations.

The legislation “On Oil and Gas” and “The Code on Mineral Resources” are the two documents regulating the issue of special permits for the use of mineral resources in oil and gas production. There are several types of special permits for the use of oil and gas mineral resources:

•	For geological studies of oil and gas resources, including experimental programs;
•	For geological studies of oil and gas resources, including experimental programs, with subsequent oil and gas production (pilot production);
•	Oil and gas production (commercial development).

Special permits for the use of mineral resources are granted via auctions. If the applicant company has already completed geological studies at its own cost and proven to the State Commission on Mineral Resources that hydrocarbon reserves exist, this company earns the right to obtain the special permit without the auction. Permits for geological studies are granted for five years and can be extended by another five years if this condition is stipulated in the initial permit. Such an extension does not require an auction. Before the company can begin exploration work on a certain field, it must obtain a special permit from both the local authorities and the Ministry of Labor and Social Policy.

Permits for field exploration and other agreements contain the minimum work plan which the applicant company must fulfill within a certain time period, including the following:

•	Seismic studies
•	Development drilling
•	Full repairs of the well
•	Reserve assessment and other studies
•	Environmental impact assessment

The Ministry of Environmental Protection may also attach other conditions to the use of mineral resources.

Once the minimum work plan is completed and results have been submitted to the State Commission on Mineral Resources, the license holder may apply to the Ministry of Environmental Protection for a commercial development license. Special permits for commercial production are issued for 20-year terms. This application must include the results of the independent reserve assessment, information on the fulfillment of responsibilities stipulated in the work program and a field development plan. If, on the other hand, a license holder does not fulfill the minimum work plan within the mandated time period, the exploration permit may be revoked.

The production, transportation and use of Coal Bed Methane (“CBM”) is governed by the Law of Ukraine on Coal Deposit Gas (Methane), as part of energy sector reforms aimed at diversifying Ukraine’s gas supply and increase the safety of working conditions in coal mines. The Law on Coal Deposit Gas (Methane) was passed in 2010 and ratified in 2011.

The domestic gas price within Ukraine is set by the National Commission exercising the State Regulation in Energy Sector by reference to the Russian imported gas price. Natural gas average prices for industrial customers in Ukraine have decreased in 2013 compared to 2012 to Ukraine Hryvnia ("UAH") 3,459/Mcm ($12.25/Mcf) from UAH 3,509/Mcm ($ 12.43/Mcf). (All prices are quoted without 20% value added tax). As Ukraine relies to a significant extent on supplies of energy resources from Russia, the domestic industrial gas price in Ukraine exhibits a strong correlation to the Russian gas import price. This import price, and consequently the prices which may be charged by producers in Ukraine to their industrial customers, is determined based on annual negotiations between the governments of Ukraine and Russia. Subsoil fees (effectively government royalties) are set by the Tax Code at 25% of sales revenues from gas (excluded VAT).

Employees

As of the date of this filing, the Company and its subsidiaries had 42 employees. The Company utilizes the services of consultants and advisors. These include its principal executive officer, chief financial officer, chief operating officer, scientific personnel, investor relations, accountants, and attorneys. Some of these positions, especially those of a technical nature, may be converted to employment if and when the Company's business requires and resources permit.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

ITEM 2. PROPERTIES

According to Ukrainian law, a special permit (license) is issued and granted to authorize exploration and extraction of natural resources within the licensed area. In most cases the production company obtains leases on all land lots within the licensed area which it uses for its production needs, such as drilling, wellhead set up, production facilities and infrastructure development. As of the date of this filing, we had 11 land leases covering approximately 6.45 gross acres held under our wells, gas treatment units, office and auxiliary buildings with an aggregate annual rent accounting for approximately $10,600, as summarized in the following table:

Lessor	Purpose	Date of Agreement	Date1 of Termination	Area	Annual rent USD$
Lisichanskiy Glass "Proletariy"	Gas distribution substation	November 14, 2005	December 12, 2013	0.0092	743.37
Novodruzhesk city council	Gas treatment units	March 3, 2004	March 03, 2014	1.0418	331.99
Novodruzhesk city council	Storage building	June 10, 2008	January 1, 2014	0.2701	86.07
Lysychansk city council	Ground-based part of pipeline	April 21, 2004	April 21, 2014	0.0771	345.74
Lysychansk city council	Building surrounding ground	January 18, 2012	January 18, 2015	0.0032	19.97
Popasnyanska district state administration	Gas treatment units	February 14, 2007	February 14, 2012	0.4685	62.93
Lysychansk city council	Administration and maintenance building	July 13, 2004	July 13, 2029	3.2480	8541.93
Lysychansk city council	Well	June 9, 2005	June 08, 2030	0.0062	16.25
Novodruzhesk city council	Wells	January 30, 2012	January 29, 2017	1.2476	397.58
Novodruzhesk city council	Well	February 6, 2014	February 5, 2018	0.0037	23.62
Novodruzhesk city council	Well	January 30, 2012	January 29, 2017	0.0741	23.63
__________________
(1)  All contracts showing as expired as of the date of this filing will be renewed on the same terms.

The Company does not own any land. At December 31, 2013, we owned 1,053 square meters of office space at 54, 9 May St., Lysychansk. The Company also owns approximately 2,703 square meters of auxiliary buildings and facilities, as well as property complex of 2,705 square meters in Novodruzhesk operating as a gas treatment unit.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock, $.001 par value, is quoted on the OTC Bulletin Board under the symbol “GASE.” There were no reported quotations for our common stock during the fiscal year 2012 and for the first three quarters of the fiscal year 2013 except for one quotation on August 2012 of $0.32. The following table shows the high and low closing prices for the fourth quarter of the fiscal year 2013. The quotations provided below reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not represent actual transactions. The quotations below reflect a 56-for-1 forward stock split which was effectuated on September 16, 2013.

Year	High	Low

Fiscal 2013
Quarter Ended December 31, 2013	$0.51	$0.08

As of March 28, 2014, we had approximately 42 shareholders of record. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

The Company is focused on growing gas production volumes in Ukraine through expanding its assets base by exploring and developing its existing license field, as well as through evaluating and pursuing new investment opportunities. The Company’s management anticipates that in addition to the existing assets which will continue to provide ongoing revenues from our productive gas wells, the Company's surface and sub-surface facility optimization, expected new drilling activities and discovery of new resources will contribute to increased production volumes.

Plan of Operations

Since 2004, the Company explored and developed the shallow gas-bearing horizons only at two of seven domes within the license area; we currently operate only two productive wells. Thus, we believe that the Company has unrealized opportunity and can create the base for further expansion. We have developed a production increase plan for years 2014-2018, key elements of this plan include:

Increase production within overthrust /belowthrust domes. We plan to enhance our gas production volumes on Northern Tomashevskoye and Southern Tomashevskoye domes through fracking and stimulation on our existing two exploratory, but currently suspended wells. Our 2014-2018 drilling program also includes drilling three new “shallow” and four new “deep” operated wells on Northern Tomashevskoye and Southern Tomashevskoye domes with implementation of fracking and stimulation technology to enhance initial production. In addition we plan to drill nine new “deep” exploratory wells on Zolotarivska, Toshkievskaya and Petrograd-Donetsk domes with fracking and stimulation.

Monetize CBM production. We intend to monetize our CBM production by modernizing degasification equipment and connecting our current two degassing wells with existing delivery infrastructure. In addition, we intend significantly enhance our CBM production by drilling numerous new shallow vent-wells up to 500m each.

Conduct further geological research within our Lisichansk-Toskovskay area. We intend to obtain new geological information for potential additional under-fault gas resources by reworking and deepening the 7K well up to 1,500m (under the fault) or drilling a new well up to 1,500m. We will also focus our efforts to carry out modern geological studies on the entire license area through 2D and 3D seismic as well as modern helium survey. As a result, we expect to compile a geophysical database and obtain geological proofs to update our reserves valuation.

Our 2014-2018 strategic and operational plan is subject to various factors, including market conditions, gas field services and equipment availability, commodity prices and drilling results. While we continue to explore opportunities to enhance our gas production volumes, our main efforts will be focused on drilling and completing wells. If we choose to pursue the rapid expansion strategy, we will contemplate obtaining greenfield licenses directly from government authorities and acquire underperforming existing operators that have room to grow.

Results of Operations for the Fiscal Years ended December 31, 2013 and 2012

The following table discloses our gas sales volumes for the periods indicated:

	For the Years Ended December 31,
	2013	2012
Sales Volume:
Gas production (MMcf)	28.5	31.0
Gas sales price ($/Mcf) (excluding VAT)	9.63	8.15
Gas sales ($)	274,435	252,817

Natural gas sales revenues. Natural gas sales volumes decreased by 2.5 MMcf to 28.5 MMcf for the year ended December 31, 2013. Natural gas revenues increased by $21.62 thousand to $274.44 thousand for the year ended December 31, 2013 as compared to natural gas revenues of $252.82 thousand for the year ended December 31, 2012. The increase in natural gas sales revenue was attributed to the increase in natural gas prices received. The average price we realized on the sale of our natural gas was $9.63 per thousand cubic feet ("Mcf") in 2013 compared to $8.15 per Mcf in 2012. In 2013, our natural gas sales averaged 79.17 Mcf per day. The volume decrease is due to the natural depletion of our two productive wells.

The following table sets forth selected consolidated financial data as of and for the years ended December 31, 2013 and 2012.

	For the Years Ended December 31,
	2013	2012

Gas sales	$274,435	$252,817
Other sales	53,669	50,067
Other income	20,507	41,633
Total Revenues and Other Income	$348,611	$344,517
Operating expenses:
Organizational expenses	902	-
Operating and maintenance expenses	249,748	215,436
General and administrative expenses	196 675	174,393
Depreciation, depletion and amortization	107,811	108,640
Professional fees	3,749,830	-
Total Operating Expenses	$4,304,966	$498,469
Loss from operations	(3,956,355)	(153,952)
Other income (expense):
Finance costs	(8,240)	(3,449)
Income from sale of ERUs	-	215,885
Total other income (expense)	$(8,240)	$211,436
Income (loss) before income taxes	(3,965,096)	57,981
Income tax benefit/(provision)	4,867	(31,821)
Net income (loss) applicable to common shares	$(3,960,229)	$26,160
Other comprehensive loss:
Foreign currency translation adjustment	(501)	(503)
Total other comprehensive loss	(501)	(503)
Net income (loss) applicable to common shares	$(3,960,229)	$26,160)

Other revenues and other sales. Our other sales mainly included revenues using the Company-owned transportable machinery and equipment, such as a cementing unit, compressor unit and pump set to render services to third parties. Other revenues increased by $3.60 thousand to $53.67 thousand for the year ended December 31, 2013. Other income of $20.51 thousand in 2013 included interest income of approximately $ 19.83 thousand earned on bank deposits.

Operating and maintenance expenses. Our operating and maintenance expenses of $249.75 thousand mainly included wages and salaries of the gas production personnel, cost of materials, taxes and duties. Operating and maintenance expenses increased by $34.31 thousand in 2013 compared to 2012 mainly due to increases in material expenses.

General and administrative (“G&A”) expenses. G&A expenses decreased by $22.28 thousand to $196.68 thousand for the year ended December 31, 2013, from $174.39 thousand for the year ended December 31, 2012. On a per unit basis, G&A expenses increased from $5.62 per Mcf sold in 2012 to $6.90 per Mcf sold in 2013.

Depreciation, depletion and amortization (“DD&A”) expenses. Our DD&A expense decreased $0.83 thousand to $107.81 thousand for the year ended December 31, 2013, from $108.64 thousand for the year ended December 31, 2012.

Professional fees. Professional fee expenses of approximately $3.75 million in 2013 included accounting, legal fees and consulting expenses related to the preparation, execution and consummation of a series of transactions we entered during year 2013 pursuant to a Share Exchange Agreement, Stock Purchase Option Agreement and Private Placement of Common Stock. See Item 1 of this report.

Loss from operations. Our operating loss was approximately $3.96 million for the year ended December 31, 2013, as compared to the operating loss of approximately $153.95 thousand for the year ended December 31, 2012. This increase in operating loss is primarily attributed to professional fees expenses, and to a lesser extent, to increase in other operating expenses. Excluding the impacts of professional fees, our operating result decreased $52.58 thousand to $206.53 thousand for the year ended December 31, 2013, from $153.95 thousand for the year ended December 31, 2012.

Income from sale of ERUs. Due to coal mine methane exploration, the Company generates greenhouse gas Emission Reduction Units (ERUs), which could be sold according to the procedure established by the Kyoto Protocol. In 2012 the Company verified 215 thousand tons of ERUs CO2 equivalents and sold it to Carbon Resource Management S.A. for $215.89 thousand (€175.69 thousand).

Net loss. Our net loss was approximately $3.96 million for the year ended December 31, 2013, as compared to net income of $26.16 thousand for the year ended December 31, 2012. This decrease was primarily the result of an increase in operating loss for the year ended December 31, 2013 as compared to 2012, and to a lesser extent, to a negative result of non-operating activities in 2013.

Liquidity and Capital Resources

Our primary sources of cash in 2013 were proceeds from equity investors of $1,185.4 thousand as a result of the private placement of common stocks.

The following is a summary of our change in cash and cash equivalents for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012	Change

Net cash (used in) / provided by operating activities	$(241,351)	$153,029	(394,380)
Net cash (used in) / provided by investing activities	(409,830)	194,591	(604,421)
Net cash provided by / (used in) financing activities	551,931	(194,803)	746,734
Decrease/increase in cash and cash equivalents	$(99,250)	$152,817	(252,068)

Operating activities.

During the year ended December 31, 2013 cash used in operating activities was $241.35 thousand as compared to cash provided by operating activities during the fiscal year ended December 31, 2012 in the amount of $153.03 thousand. The increase of cash used in operating activities was primarily due to higher professional fee expenditures of $3.75 million related to the preparation, execution and consummation of a series of transactions we entered during the year 2013 and described in details in Item 1. See “Results of Operations for the Fiscal Years ended December 31, 2013 and 2012” for a review of the impact of professional fees on our operating results. The Company issued 3,777,984 shares of common stock which were used to pay consultants for services of $3.78 million and partially offset higher professional fee expenses during 2013.

Investing activities.

During the years ended December 31, 2013 and 2012, our net cash used in by investing activities was $409.83 thousand and net cash provided by investing activities of $194.59 thousand, respectively. The decrease was primarily attributed to deposits for investments offset by the proceeds from the payment of a note held by the Company and withdrawal of a bank deposit. Cash provided by the investing activities was provided in connection with the closing of the transactions contemplated by the Stock Purchase Option Agreement and the purchase of SSL by the Company.

Financing activities.

During the year ended December 31, 2013 cash provided by financing activities was $551.93 thousand as compared to cash used in financing activities during the fiscal year ended December 31, 2012 in the amount of $194.80 thousand. The increase was primarily due to the increase in proceeds received from our sales of our common stock issued for cash and advance subscriptions for our common stock received from investors.

Our 2014 drilling program is designed to provide flexibility in identifying suitable well locations and in the timing and size of capital investment. Our 2014 capital expenditure budget contemplates drilling of 2 shallow productive wells on Northern Tomashevskoye and Southern Tomashevskoye domes, modernizing degasification equipment and connecting our current two degassing wells with existing delivery infrastructure. Additionally in 2014, we intend to enhance our gas production through fracking and stimulation on our existing two exploratory, but currently suspended wells. Our capital expenditure budget is estimated approximately $5.00 million in 2014 and is dependent on various factors, including market conditions, services and equipment availability, gas price and drilling results. Other factors that could cause us to further adjust our capital expenditure budget include, among other things, increases or decreases in service and material costs, changes in commodity prices or well performance that differ from our forecasts, any of which could affect our operating cash flow.

We plan to finance our 2014 capital expenditure budget primarily through the issuance of equity and, to a lesser extent, cash flows from operations, as discussed in more detail below:

Sources of Capital

Issuance of equity. As of the date of this filing, in order to support our capital and exploration expenditures we plan to raise equity capital from investors of approximately $4.0 million in 2014. We will continue to assess our liquidity position and conditions on the capital markets and may increase or decrease our financing activities in 2014 accordingly.

Cash flow from operations. We expect our cash flow from operations will increase commensurate with our anticipated increase in sales volumes resulting from our ongoing drilling and completion activities. We anticipate that our 2014 revenues from operations of approximately $1.8 million will exceed our current cost estimates of approximately $0.8 million and resulting operating cash flows will support our capital program. As our production rates and operating cash flows increase, we will be more dependent on our anticipated cash flows from operations then on expected proceeds from investors.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $2,804,286 in accumulated deficit since its inception, is in the development stage and has generated $348,611 operating revenue during the year ended December 31, 2013. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated audited financial statements for the fiscal years ended December 31, 2013 and 2012, together with the report of the independent certified public accounting firm thereon and the notes thereto, are presented beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed our independent registered public accounting firm effective October 3, 2013 from Weinberg & Baer LLC (“WB”) to Anton & Chia LLP. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the SEC on October 8, 2013. There were no disagreements with WB or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we determined that, as of the end of the period covered by this report, our internal control over financial reporting was not effective based on those criteria.

During our assessment of the effectiveness of internal control over financial reporting as of the end of the period covered by this report, management identified the following material weaknesses:

1.
Internal Audit Function – We have insufficient qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the internal audit function are in the process of being developed.

2.	Review of Financial Information and Financial Reporting – We do not have adequate levels of review of financial information necessary to ascertain the accounting for complex transactions.

3.	Lack of Segregation of Duties – We do not have segregation of duties between recording, authorizing and testing.

Remediation Initiative

We are developing a plan to ensure that all information will be recorded, processed, summarized and reported accurately, and as of the date of this report, we have taken the following steps to address the above-referenced material weakness in our internal control over financial reporting:

1.	We will continue to educate our management personnel to increase its ability to comply with the disclosure requirements and financial reporting controls; and

2.	We will increase management oversight of accounting and reporting functions in the future; and

3.	As soon as we can raise sufficient capital or our operations generate sufficient cash flow, we will hire additional personnel to handle our accounting and reporting functions.

While the first two steps of our remediation process are ongoing, we do not expect to remediate the weaknesses in our internal controls over financial reporting until the time when we start to commercialize our products (and, therefore, may have sufficient cash flow for hiring sufficient personnel to handle our accounting and reporting functions).

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because as a smaller reporting company we are not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information as of March 28, 2014 concerning our directors and executive officers:

Name	Age	Position

Timur Khromaev	38	Director, Chief Executive Officer and Chief Financial Officer

Michael Doron	52	Director, Chairman

Herve Collet	66	Chief Operating Officer

Timur Khromaev, age 38, is an advisor at ARTA, a leading Ukrainian investment company where until September 2013 he managed investment banking, corporate finance, brokerage and asset management departments. Prior to co-founding ARTA in 2002, Mr. Khromaev was a Deputy Chairman of the Board at Closed Corporation “TAS-Invest Bank” where he supervised the Investment Banking and Corporate Finance Departments. Before joining “TAS-Invest Bank”, Mr. Khromaev served as the Deputy Chairman of the Board at another Ukrainian bank – Closed Corporation “NRB-Ukraine”, where he was responsible for management of the bank’s Treasury and the Corporate Finance Department. From 1997 till 2001 Mr. Khromaev held top ranking positions at the Ministry of Finance of Ukraine including the post of the Head of Capital Markets Development Department. His scope of activity included the implementation of the state debt policy in the domestic and foreign capital markets, optimization of the state commercial debt structure, coordination of the Ministry’s co-operation with the National Bank of Ukraine and the State Treasury, as well as elaboration of the legislative acts related to the state commercial debts. Mr. Khromaev obtained a B.A. degree in Economics from Union College, New York, USA in 1997, and Master's degree in International Law from Institute of International Relations, Kiev National Taras Shevchenko University. He also completed training in International Law at Cambridge University (1995). We believe that Mr. Khromaev’s qualifications and business experience with the companies operating in Ukraine make him uniquely qualified to sit on our board of directors.

Michael Doron, age 52, is an accomplished corporate leader with executive level experience in the financing of small to mid-cap private and public companies. Currently based in Stockholm, Sweden, he is also Managing Partner at DDR & Associates, a business development firm specializing in pre-IPO companies. Previously Mr. Doron was Co-Founder and a Partner in Evolution Capital, a private firm working in conjunction with DDR, and specializing in providing capital to publicly held companies using various debt instruments. He serves on the Board of Directors of MusclePharm Corp (NASDAQ: MSLP) and Next Graphite, Inc. (OTCBB: GPNE). We believe that Mr. Doron’s qualifications and his extensive experience with emerging public companies provide a unique perspective for our board.

Herve Collet, age 66, has worked as a consulting petroleum engineer on various projects in the U.S., Ukraine, Canada, Russia and France since 2010. From 2005 to 2010, he was the Vice President of Operations at PanTerra Resource Corp. in Canada. From 2004 to 2005, Mr. Collet was the General Manager of Canoro Resources Ltd. Delhi India in India. Prior to that, he worked in various capacities including senior drilling engineer, general manager, project manager and deputy director general on oil and gas projects worldwide, including countries of the former Soviet Union, Latin America, North Africa, Canada and Western Europe. Mr. Collet started his career in the industry in 1974. Mr. Collet obtained an AB degree in Geology from the University of Calgary, Calgary, Canada, and an AB degree in Engineering from the Mount Royal College, Calgary, Canada.

Our directors hold their positions on the board until our next annual meeting of the shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors.

Our directors and executive officers have not, during the past ten years:

●	had any bankruptcy petition filed by or against any business of which was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

●	been convicted in a criminal proceeding and is not subject to a pending criminal proceeding,

●
been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

●
been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacate

Board Committees

We currently do not have standing audit, nominating or compensation committees. Currently, our entire board of directors is responsible for the functions that would otherwise be handled by these committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including stock options), including compensation of executive officers.

Audit Committee Financial Expert

The Board of Directors does not currently have Audit Committee financial expert, as defined under Item 407(d)(5)(i) of Regulation S-K.

Code of Ethics

We do not have a code of ethics but intend to adopt one in the near future.

Board Leadership Structure

Timur Khromaev is our Chief Executive Officer. Michael Doron is the Chairman of our Board of Directors. We believe a board leadership structure involving one person serving as chairman and another as chief executive officer is best for our company and our stockholders. Further, we believe this separation improves the Board’s oversight of management, provides greater accountability of management to stockholders, and allows the chief executive officer to focus on managing our business operations, while allowing the chairman to focus on more effectively leading the Board and overseeing our general strategic direction and extraordinary transactions.

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

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our executive officers, for the two fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Timur Khromaev(1)	2013	21,000	299,992	-	320,992
CEO, CFO and Director of the Company COO of GEEI	2012	-	-	-	-

Michael Doron(2)	2013	25,500	299,992		325,492
CEO, CFO and Director of the Company CEO, CFO and Director of GEEI	2012	-	-	-	-

David Schwartz(3)	2013	-	-	-	-
CEO, CFO and Director	2012	-	-	-	-
_________________
(1)	Mr. Khromaev was appointed as our Chief Executive Officer, Chief Financial Officer and Director of the Company on December 9, 2013.

(2)	Mr. Doron was appointed as our Chief Executive Officer, Chief Financial Officer and Director of the Company on July 25, 2013. He resigned as the CEO and CFO on December 9, 2013.

(3)	Mr. Schwartz resigned as our Chief Executive Officer, Chief Financial Officer and Sole Director of the Company on July 25, 2013.

Compensation Discussion and Analysis

Overview

We intend to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

Employment Agreements

On April 15, 2013, GEEI and Mr. Michael Doron entered into an independent consultant agreement for his service as GEEI’s Chief Executive Officer, Chief Financial Officer, Director and Treasurer for a term of six months. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the agreement, Mr. Doron is compensated with a monthly cash compensation of US$3,000, payable in arrears. He also received 299,992 shares of the Company’s common stock which are not subject to any vesting conditions or subject to forfeiture.

On May 30, 2013, GEEI and Mr. Timur Khromaev entered into an independent consultant agreement for his service as GEEI’s Chief Operating Officer for a term of six months. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the agreement, Mr. Khromaev is compensated with a monthly cash compensation of US$3,000, payable in arrears. He also received 299,992 shares of the Company’s common stock which are not subject to any vesting conditions or subject to forfeiture.

Outstanding Equity Awards at Fiscal Year End

None.

Additional Narrative Disclosure

We have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including, but not limited to, tax qualified defined benefit plans, supplemental executive retirement plans, tax qualified defined contribution plans and non-qualified defined contribution plans.

Director Compensation

The following table reflects the compensation of the directors (other than the named executive officers) including director fees and consulting fees for the Company’s fiscal year ended December 31, 2013:

Name of Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Johnnie Zarecor(2)	5,000	30,016	35,016
Michael Doron	25,500	299,992	325,492
Timur Khromaev	21,000	299,992	320,992
__________________
(1)
The amounts in these columns represent the compensation cost of stock awards granted during the fiscal year ended December 31, 2013, except that these amounts do not include any estimate of forfeitures. The amount recognized for these awards was calculated based on the value of the stock awards at the time of vesting.

(2)
Ms. Johnnie Zarecor resigned as the Chairperson and a director of the Company on December 9, 2013. As of the date of her resignation, Ms. Zarecor earned stock awards of 30,016 shares of common stock in the amount of US$30,016.

On April 15, 2013, GEEI and Escrow, LLC entered into an independent consultant agreement for the service of Johnnie Zarecor, the principal of Escrow, LLC, as GEEI’s Chairperson and Secretary for a term of six months. The agreement is automatically renewable for additional six months unless either party notifies the other at least 30 days prior to the end of the term of an intention to terminate. Under the agreement, Escrow, LLC, which is controlled by Ms. Zarecor, is compensated with a six-month cash stipend of US$5,000, payable in arrears. Escrow, LLC also received 30,016 shares of the Company’s common stock which are not subject to any vesting conditions or subject to forfeiture.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000, and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 173 Keith St., Suite 300, Warrenton, VA 20186. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name	Office	Shares Beneficially Owned(1)(2)	Percent of Class(3)

Officers and Directors
Michael Doron	Chairman, Director and Secretary	299,992	*

Timur Khromaev(4)(5)	Director, CEO, CFO and Treasurer	27,495,511	53.7%

All officers and directors as a group (2 persons named above)		27,795,505	54.3%

5% Securities Holders
Bezerius Holdings Limited(4)(5) Boumpoulimas, 11, 3rd Floor Nicosia, Republic of Cyprus 1060		27,495,513	53.7%
___________________
*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Represent shares of the Company’s common stock issuable upon conversion of Series B preferred stock of the Company.

(3)	Based on 51,227,896 shares of the Company’s common stock outstanding as of March 28, 2014.

(4)	Includes one share of common stock issuable upon conversion of one share of Series A preferred stock.
(5)	Mr. Khromaev is the sole shareholder of Bezerius Holdings Limited.

Change in Control

As of the date of this report, there were no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plan

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

On November 14, 2011, we issued a total of 3,000,000 shares of common stock to Mr. David Schwartz, the then Company’s sole Officer and Director, for total cash consideration of $30,000 which was received in January 2012.

On June 1, 2013, Mr. Schwartz and GEEI entered into an Affiliate Stock Purchase Agreement, which was amended on July 15, 2013, pursuant to which on July 25, 2013 Mr. Schwartz sold to GEEI 3,000,000 shares of the Company’s common stock representing approximately 89.3% of the then issued and outstanding shares of common stock.

On July 25, 2013, GEEI entered into the Option Agreement with BHL, whereby GEEI purchase from BHL 1,000 shares of equity capital of SSL, representing all issued and outstanding shares of SSL, for $1,250,000. GEEI paid to BHL $912,500 towards the purchase price of the SSL shares in cash and issued a promissory note in the principal amount of $337,500 for the balance of the option exercise price. The note bears no interest and has a maturity date of December 31, 2013, which was extended to June 30, 2014. The obligations of GEEI under the note are secured by 1,000 shares of SSL purchased by GEEI under the Option Agreement in accordance with the Pledge and Security Agreement dated November 25, 2013 made by GEEI in favor of the collateral agent acting on behalf of BHL.

On July 25, 2013, the Company issued 25,799,984 shares of its common stock to BHL in connection with the option grant under the Option Agreement. GEEI cancelled 3,000,000 shares of common stock acquired from Mr. Schwartz effective immediately after the issuance of such shares to BHL.

Under a Participating Agent Agreement dated as October 1, 2013 by and between BHL and the Company’s placement agent, BHL is entitled to receive from the placement agent a cash compensation of 5% of the investment amounts subscribed for and warrants to purchase 5% of the Company securities purchased by investors introduced by BHL. As of the date of this report, BHL has not received any such compensation.

Other than the above transactions or as otherwise set forth in this report or in any reports filed by the Company with the SEC, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K. The Company is currently not a subsidiary of any company.

The Company’s Board conducts an appropriate review of and oversees all related party transactions on a continuing basis and reviews potential conflict of interest situations where appropriate. The Board has not adopted formal standards to apply when it reviews, approves or ratifies any related party transaction. However, the Board believes that the related party transactions are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for the same goods and/or services at the time they are authorized by the Board.

Director Independence

We are not subject to listing requirements of any national securities exchange and, as a result, we are not at this time required to have our board comprised of a majority of “independent Directors.” We do not believe that any of our directors currently meets the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following lists fees billed by the auditors for the Company, for the years ended December 31, 2013 and 2012:

Financial Statements for the Year Ended December 31	Audit Services		Audit Related Fees	Tax Fees	Other Fees
2013(1)		$7,280
2013(2)		$8,500
2013(3)		$6,838
2013(4)		$18,136
2013	$		3,000		3,122
2012(2)	$		10,500		500
______________
(1)	These services were provided by Anton & Chia, LLP who were engaged October 3, 2013.
(2)	These services were provided by Weinberg & Baer LLC who were engaged through October 3, 2013.
(3)	These services were provided by Baker Tilly Klitou&Partners, Cyprus who were engaged through July 24, 2013.
(4)	These services were provided by Baker Tilly Ukraine who were engaged through June 25, 2013.

●
Audit Fees. Represents fees for professional services provided for the audit of the Company’s annual financial statements and review of its quarterly financial statements, and for audit services provided in connection with other statutory or regulatory filings.

●	Audit-Related Fees. Represents fees for assurance and other services related to the audit of Company’s financial statements.

●	Tax Fees. Represents fees for professional services provided primarily for tax compliance and advice.

●	All Other Fees. Represents fees for products and services not otherwise included in the categories above.

In the event that we should require substantial non-audit services, the audit committee would pre-approve such services and fees.

PART IV

ITEM 15. EXHIBITS

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

(b) Exhibits

Number	Description

2.1	Share Exchange Agreement (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (3)

3.3	By-laws of the Company (2)

4.1	Promissory Note made by GEEI to BHL (4)

4.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (4)

4.3	Specimen of Common Stock Certificate

10.1	Form of Option Agreement by and between GEEI and BHL (1)

10.2	Form of Subscription Agreement by and among the Company and investors (1)

10.3	Affiliate Stock Purchase Agreement by and between GEEI and David Schwartz (1)

10.4	Amendment to Affiliate Stock Purchase Agreement by and between GEEI and David Schwartz (1)

10.5	Independent Consultant Agreement by and between GEEI and Michael Doron (1)

10.6	Independent Consultant Agreement by and between GEEI and Escrow, LLC (1)

10.7	Independent Consultant Agreement by and between GEEI and Timur Khromaev

10.8	Competent Person’s Report.

21.1	List of Subsidiaries

31.1	Certifications of Timur Khromaev pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Timur Khromaev pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T
__________________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Footnotes:

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 31, 2013.

(2)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 3, 2012.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 19, 2013.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 26, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Great East Energy, Inc.

Date: April 15, 2014	By:	/s/ Timur Khromaev
Name: Timur Khromaev
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Timur Khromaev	April 15, 2014
Timur Khromaev
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Doron	April 15, 2014
Michael Doron, Director

GREAT EAST ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Great East Energy, Inc.

We have audited the accompanying consolidated balance sheet of Great East Energy, Inc. (the “Company”) as of December 31, 2013, and the related statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The combined financial statements of the predecessor companies to the Company (Synderal Services Ltd., NPK-Kontakt LLC and Lispromgaz LLC – collectively, the “Group”) as of December 31, 2012 and for the year then ended were audited by other auditors, whose report dated September 27, 2013 expressed an unqualified opinion on those combined financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company incurred a 2013 net loss of $3,959,728, which resulted in an accumulated deficit $2,804,286 as of December 31, 2013. Further, the Company’s operating activities are based in the Ukraine, which is undergoing significant political unrest as discussed in Note 14. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 15, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, California
April 15, 2014

4400 MacArthur Blvd. Suite 970 Newport Beach, CA 92660 Tel. 949.769.8905 Fax: 949.623.9885 info@ancsecservices.com

BAKER TILLY

28 Fizkultury Street
Kyiv, 03680
Ukraine

T: + 380 (44) 284 18 65
F: + 380 (44) 284 18 66

info@bakertillyukraine.com
www.bakertillyukraine.com

Report of Independent Registered Public Accounting Firm

To the shareholders of Synderal Services LTD

We have audited the accompanying combined balance sheets of Synderal Services LTD and its subsidiaries (the "Group") as of December 31, 2012, 2011 and 2010, and the related combined statements of comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2012. These combined financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Group as of December 31, 2012, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Baker Tilly Ukraine

Kyiv, Ukraine

September 27, 2013

Baker Tilly is a trademark of the UK firm Baker Tilly UK Group LLP, used by Baker Tilly Ukraine LLP under license. The Company Registration is No. 30373906.
An independent member of Baker Tilly International

GREAT EAST ENERGY, INC.
BALANCE SHEET
	(Consolidated)	(Combined)
	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$99,650	$199,403
Accounts receivable, net	6,207	21,964
Investments	-	340,576
Inventories	41,749	57,038
Other current assets	7,281	4,940
Deferred income tax assets	2,945	3,519
Total current assets	157,832	627,440

Long-term assets:
Property, plant and equipment, net	1,090,537	1,201,631
Deferred income tax assets	21,015	11,511
Total Long-term assets	1,111,552	1,213,142

Total assets	$1,269,384	$1,840,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to related parties	$4,453	$424,012
Bank overdraft	454	304
Accounts payable	87,585	36,917
Taxes payable	9,567	74,283
Related party payables	340,525	25
Total current liabilities	442,584	535,541

Long-term liabilities:
Notes issued	-	25,890
Asset retirement obligations	56,917	53,591
Total current liabilities	56,917	79,481

Total liabilities	499,501	615,022

Stockholders’ equity :
Preferred stock - $.0001 par value; 10,000,000 shares
authorized; 1 shares issued and outstanding	-	-
Common stock - $.0001 par value; 100,000,000 and 5,600,000,000 shares authorized at December 31, 2013 and 2012, respectively;
51,177,896 and 188,160,000 shares issued and outstanding, at December 31, 2013 and 2012, respectively	5,118	18,816
Additional paid-in capital	3,569,051	50,801
Accumulated deficit	(2,804,286)	1,155,943
Total stockholders' equity	769,883	1,225,560
Total liabilities and stockholders' equity	$1,269,384	$1,840,582

The accompanying notes are an integral part of these financial statements.

GREAT EAST ENERGY, INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For The Years Ended December 31, 2013 (Consolidated) and 2012 (Combined)

	(Consolidated) From Year Ended December 31, 2013	(Combined) From Year Ended December 31, 2012
REVENUES AND OTHER INCOME
Gas sales	$274,435	$252,817
Other sales	53,669	50,067
Other income	20,507	41,633
Total Revenues and Other Income	348,611	344,517

OPERATING EXPENSES
Organizational expenses	902	-
Operating and maintenance expenses	249,748	215,436
General and administrative expenses	196,675	174,393
Depreciation, depletion and amortization	107,811	108,640
Professional fees	3,749,830	-

Total Operating Expenses	4,304,966	498,469
Loss from operations	(3,956,355)	(153,952)
Other Income (Expense):
Finance costs	(8,240)	(3,449)
Income from sale of emission reduction units	-	215,885
Other Income (Expense)	(8,240)	212,436

INCOME (LOSS) BEFORE INCOME TAX	(3,964,595)	58,484
Income tax benefit/(provision)	4,867	(31,821)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(3,959,728)	$26,663

Other Comprehensive Loss
Foreign currency translation adjustment	(501)	(503)
Total other comprehensive loss	(501)	(503)

COMPREHENSIVE LOSS	$(3,960,229)	$26,160

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$(0.04)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	127,884,636	178,245,256

The accompanying notes are an integral part of these financial statements.

GREAT EAST ENERGY, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended December 31, 2013 (Consolidated) and 2012 (Combined)

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Advances Subscriptions from	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Investors	Deficit	Equity

Balances at December 31, 2011	-	$-	168,000,000	$16,800	$13,200	$(9,000)	$-	$1,184,364	$1,205,364
Stock subscription payment received	-	-	-	-	-	9,000	-	-	9,000
Common stock issued for cash	-	-	20,160,000	2,016	36,184	-	-	-	38,200
Net income	-	-	-	-	-	-	-	26,160	26,160
Balances at December 31, 2012	-	-	188,160,000	18,816	49,384	-	-	1,210,524	1,278,724
Recapitaliztion adjustment	-	-	-	-	(441,509)	-	-	(54,581)	(496,090)
Common shares issued for option agreement	1	-	25,964,960	2,597		-	-	-	2,597
Cancelation of shares per option agreement	-	-	(168,000,000)	(16,800)	16,800	-	-	-	-
Common Stock Sold for Cash, net of offering costs of $89,593	-	-	1,274,952	127	1,184,287	-	(200,000)	-	985,414
Common shares issued for services	-	-	3,777,984	378	3,777,606	-	-	-	3,777,984
Contribution of additional paid-in capital	-	-	-	-	69,104	-	-	-	69,104
Investment in subsidiary					(1,087,621)				(1,087,621)
Advance subscriptions from investors	-	-	-	-	-	-	200,000	-	200,000
Net loss	-	-	-	-	-	-	-	(3,960,229)	(3,960,229)
Balances at December 31, 2013	1	$-	51,177,896	$5,118	$3,569,051	$-	$-	$(2,804,286)	$769,883

The accompanying notes are an integral part of these financial statements.

GREAT EAST ENERGY, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 (CONSOLIDATED) AND 2012 (COMBINED)

	(Consolidated) For the Year Ended December 31 2013	(Combined) For the Year Ended December 31, 2012
Operating Activities:
Net loss	$(3,960,229)	$26,160
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Common shares issued for services	3,777,984	-
Depreciation, depletion and amortization	107,811	108,640
Deferred income taxes	(9,504)	(9,534)
Accretion expense	3,326	4,857
Finance costs	8,240	3,449
Other	3,786	96
Changes in assets and liabilities:		-
Accounts receivable	15,757	(4,808)
Inventory	15,289	(1,388)
Advances paid and deferred expenses	-	(182)
Prepaid expenses	(2,341)	-
Accounts payable and accrued liabilities	50,668	13,181
Prepaid taxes and taxes payable	(64,143)	12,558
Notes Issued	(34,130)	-
Related party payable	(153,865)	-
Net Cash (Used in) Provided by Operating Activities	(241,351)	153,029
Investing Activities:
Sales of property, plant and equipment	-	(29,284)
Change in deposits	19,857	(20,148)
Repayment of notes	-	244,023
Receipts from collections of loans issued	320,433	-
Deposits for investments	(750,121)	-
Net Cash (Used in) Provided by Investing Activities	(409,830)	194,591
Financing Activities:
Contributions	(67,857)	-
Proceeds from loans received	150	11,838
Repayments of loans received	(365,939)	(253,841)
Proceeds from common stock issued for cash	985,407	47,200
Net Cash Provided by (Used in) Financing Activities	551,931	(194,803)

Net (Decrease) Increase in Cash	(99,250)	152,817
Cash, Beginning of Year Cash, End of Year	199,403	46,639
	$99,650	$199,403
Supplemental Disclosures of Cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$4,171	$4,171
Non Cash Financing Activities
Increase in capital due to share restructuring	$14,203	$-

The accompanying notes are an integral part of these financial statements.

GREAT EAST ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Great East Energy, Inc. (the “Company”) was incorporated under the name Epsilon Corp. in Delaware on October 17, 2011. The Company's current business plan is acquisition and development of natural gas properties located in Ukraine.

On July 25, 2013, the Company consummated transactions pursuant to a Share Exchange Agreement (the “Share Exchange Agreement”) dated July 25, 2013 by and among the Company and the stockholders of Great East Energy, Inc., a Nevada corporation (“GEEI”), (the “GEEI Stockholders”) whereby GEEI Stockholders transferred 100% of the outstanding shares of common stock of GEEI held by them, in exchange for an aggregate of 330,008 newly issued shares of the Company’s common stock, par value $.001 per share (“Common Stock”). As a result, GEEI became a wholly-owned subsidiary of the Company.

On July 25, 2013, GEEI entered into a Stock Purchase Option Agreement (the “Option Agreement”) with Bezerius Holdings Limited, a corporation organized under the laws of the Republic of Cyprus (“BHL”), whereby BHL granted to GEEI an option to purchase 1,000 shares of equity capital of Synderal Services LTD, a corporation organized under the laws of the Republic of Cyprus ("SSL"), representing all issued and outstanding shares of SSL, for $1,250,000. SSL is engaged in the gas exploration and production business in Ukraine through its two wholly-owned subsidiaries, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ, each a legal entity formed under the laws of Ukraine.

Under the Option Agreement, GEEI was required to pay to BHL $412,500 as an advance payment to be credited towards the purchase price of the SSL shares. The Company made the advance payment on July 25, 2013. The balance of the purchase price in the amount of $837,500 was paid by GEEI upon exercise of the option that was completed on November 25, 2013 by paying to BHL $500,000 in cash and issuing a promissory note in the principal amount of $337,500 for the balance of the option exercise price. The note bears no interest and has a maturity date of December 31, 2013, which was extended to March 31, 2013. The obligations of GEEI under the note are secured by 1,000 shares of SSL purchased by GEEI under the Option Agreement in accordance with the Pledge and Security Agreement dated November 25, 2013 made by GEEI in favor of the collateral agent acting on behalf of BHL. As a result, SSL, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ became indirect wholly-owned subsidiaries of the Company.

NOTE 2 – BASIS OF CONSOLIDATION AND COMBINATION

The Group’s entities maintain accounting books and records in local currencies of their domicile in accordance with the requirements of respective accounting and tax legislations. The accompanying consolidated financial statements have been prepared in order to present the Group's financial position and its results of operations and cash flows in accordance with US GAAP and are expressed in terms of US Dollars ($), unless otherwise stated.

The consolidated financial statements are based upon the historical financial statements of the Company, Synderal Services LTD, NPK-Kontakt LLC and Lispromgas LLC and certain adjustments that rely on preliminary estimates and certain assumptions which the Company believes are reasonable under the circumstances.

The adjustments made in preparing the interim consolidated financial statements are as follows:

- elimination of intra-entity transactions between Great East Energy, Inc. and Synderal Services LTD;
- elimination of intra-entity transactions between NPK-Kontakt LLC and Lispromgaz LLC;
- elimination of intra-entity balances between NPK-Kontakt LLC and Lispromgaz LLC;
- elimination of share capital of NPK-Kontakt LLC and Lispromgaz LLC and representation of payables for acquisition of subsidiaries incurred in connection with acquisition of NPK-Kontakt LLC and Lispromgaz LLC in March 2013.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of financial statements in conformity with US GAAP requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Although the Company uses its best estimates and judgments, actual results could differ from these estimates as future confirming events occur.

Reporting and functional currency

The Company’s functional and Group’s reporting currency is the US dollar ("USD").

The national currency of Ukraine, Ukrainian Hryvnia (“UAH”) is the functional currency for the Group’s entities that operate in Ukraine. Monetary assets and liabilities denominated in currencies other than the US dollar have been translated into the US dollar at the rate prevailing at each balance sheet date. Non-monetary assets and liabilities in currencies other than the US dollar have been translated into US dollars at historical rates. Non US dollar revenues, expenses and cash flows have been translated into US dollars at rates which approximate actual rates at the date of the transaction. Translation differences resulting from the use of these rates are included in the statement of income.

The cumulative translation effects for those entities using functional currencies other than the US dollar are included in “Foreign currency translation adjustment” on the statement of equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition

Revenues from the sale of natural gas are recognized when title passes to customers, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sale price is fixed or determinable.

Cash

Cash consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having an original maturity of three months or less at the time of purchase.

Inventories

Inventories are stated at the lower of current market value or cost. The cost of inventories is based on the FIFO method and includes expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Inventories are made up of pipe and other material used to extract gas.

Accounts receivable

Accounts receivable are recorded at their transaction amounts less allowance for doubtful accounts. Allowance for doubtful accounts is recorded to the extent that there is a likelihood that any of the amounts due will not be obtained. The allowance is based on historical experience, current and expected economic trends and specific information about customer accounts. Accordingly, actual results may differ from these estimates under different assumptions or conditions at the date of the financial statements and the reported amount of revenues and expenses during those reporting periods.

Property, plant and equipment

Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method, which is based on estimated asset service life taking obsolescence into consideration. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

Production costs are expensed as incurred. Production involves lifting the gas to the surface and gathering, treating, field processing and field storage of the gas. Production costs are those incurred to operate and maintain wells and related equipment and facilities. These costs become part of the cost of gas produced.

Interest costs incurred to finance expenditures during the construction phase of multiyear projects are capitalized as part of the historical cost of acquiring the constructed assets. The project construction phase commences with the development of the detailed engineering design and ends when the constructed assets are ready for their intended use.

Gas properties (wells) are accounted for using the successful efforts method of accounting whereby property acquisitions, successful exploratory wells, development costs, and support equipment and facilities are capitalized and depleted using the unit-of-production method. Unsuccessful exploratory wells are expensed when a well is determined to be non-productive. Other exploratory expenditures, including geological and geophysical cost are expensed as incurred.

The Group capitalizes costs related to exploratory wells and exploratory-type stratigraphic wells for more than one year if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. If these conditions are not met or if information that raises substantial doubt about the economic or operational viability of the project is obtained, the well would be assumed impaired, and its cost, net of any salvage value, would be charged to operating expenses.

The capitalized costs of all other plant and equipment are depreciated or amortized over their estimated useful lives on a straight-line basis.

Long-lived assets, including gas properties, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such events include write-downs of proved reserves based on field performance, significant decreases in the market value of an asset, significant change in the extent or manner of use of or a physical change in an asset, and a more-likely-than-not expectation that a long-lived asset or asset group will be sold or otherwise disposed of significantly sooner than the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of their carrying amount with their estimated undiscounted future cash flows expected to be generated by such assets. Impaired assets are written down to their estimated fair values, generally their discounted, future net before-tax cash flows.

Asset retirement obligation and environmental liabilities

The Group incurs asset retirement obligations for certain assets. These obligations may include the costs of asset disposal and additional soil remediation. The fair value of a liability for an asset retirement obligation is recorded as a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. In the estimation of fair value, the Group uses assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; technical assessments of the assets; estimated amounts and timing of settlements; discount rates; and inflation rates. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for the change in their present value.

Liabilities for environmental costs are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Environmental expenditures that relate to ongoing operations or to conditions caused by past operations are expensed. Expenditures that create future benefits or contribute to future revenue generation are capitalized.

The gross amount of environmental liabilities is based on the company’s best estimate of future costs using currently available technology. Future amounts are not discounted.

Start-up Costs

In accordance with ASC 720, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash Proceeds

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the common stock issued if that value is more readily determinable than the fair value of the consideration received.

Income taxes

Income taxes represent amounts paid or estimated to be payable, net of amounts refunded or estimated to be refunded, for the current year and the change in deferred taxes, exclusive of amounts recorded in other comprehensive income.

Deferred income tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities and are recognized using enacted tax rates for the effect of such temporary differences. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

In accounting for uncertainty in income taxes of a tax position taken or expected to be taken in a tax return, the Group utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement. The recognition threshold requires the Group to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If it is more likely than not that a tax position will be sustained, then the Group must measure the tax position to determine the amount of benefit to recognize in financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Group recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	FOR THE YEAR ENDED DECEMBER 31, 2013	FOR THE YEAR ENDED DECEMBER 31, 2012

Net income (loss)	$(3,964,595)	$26,663

Weighted average common
shares outstanding (Basic)	127,884,636	178,245,256

Options	-	-
Warrants	144,000	-

Weighted average common
shares outstanding (Diluted)	127,884,636	178,245,256
Net loss per share
(Basic and diluted)	$(0.04)	$0.00

As of December 31, 2013 and 2012, the Company had 51,177,896 and 188,160,000 shares issued and outstanding, respectively. The Company had 144,000 potentially dilutive securities, related to warrants in 2013, currently issued and outstanding.

Significant Concentrations

There is currently one customer that makes up 100% of total gas revenue as of December 31, 2013 and 2012, respectively. The loss of this customer would have a material adverse effect on the Company’s financial condition and results of operation

Recently Enacted Accounting Standards

Based on our review of recently enacted accounting standards, the Company believes that none of them are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – INCOME FROM SALE OF EMISSION REDUCTION UNITS

Due to coal mine methane exploration, the Group generates greenhouse gas Emission Reduction Units (ERUs), which could be sold according to the procedure established by Kyoto Protocol.

In 2012 the Group verified 215 thousand tons of ERUs CO2 equivalent and sold it in July to Carbon Resource Management S.A. for €175,688, (U.S. $215,884); which have been recorded as other income in the year ended December 31, 2012.

NOTE 5 – PROVISION FOR INCOME TAXES

	Year ended	Year ended
	December 31, 2013	December 31, 2012
Current income tax expense	(4,065)	(41,355)
Deferred tax	8,931	9,534
	4,867	(31,821)

The reconciliation between income tax expense and a theoretical tax:

	Year ended	Year ended
	December 31, 2013	December 31, 2012
Income (loss) before income tax
Cyprus	(14,267)	(4,426)
Ukraine	(177,476)	131,438
	(191,743)	127,012
Income tax rate
Cyprus	12.5%	10.0%
Ukraine	19.0%	21.0%
Theoretical tax at statutory rate
Cyprus	1,783	443
Ukraine	33,720	(27,602)
	35,504	(27,159)
Effect of change in tax rate	(6,678)	(4,544)
Tax effect of permanent differences	11,544	(684)
Tax effect of income not subject to tax	(58)	962
Operating loss carryforwards	(35,504)	(396)
	4,866	(31,821)

On December 3, 2010, the new Tax Code of Ukraine was adopted, which came into effect on January 1, 2011. In accordance with the provisions of the new Tax Code, rates of the company income tax will be reduced from 25% to 16% in several stages during the years 2011-2014 starting from April 1, 2011.

Deferred tax assets and liabilities are measured at the income tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized.

In accordance with Transitional provisions of the Tax Code of Ukraine, the tax exemption is provided to entities in regard to taxation of income from gas (methane) extraction. This exemption is temporary and expires on January 1, 2020.

Tax effects of temporary differences for:

	December 31, 2013	December 31, 2012
Current deferred tax assets and liabilities
Deferred tax assets
Accounts receivable	-	-
Inventories	2,322	2,779
Accounts payable and accrued liabilities	623	740
Net current deferred tax assets	2,945	3,519

Noncurrent deferred tax assets and liabilities
Deferred tax assets
Property, plant and equipment	11,727	6,023
Asset retirement obligations	9,289	8,575
Operating loss carryforwards	36,333	703
Deferred tax assets valuation allowance	(36,333)	(703)
	21,015	14,598
Less: Offset of deferred tax assets and liabilities	-	(3,087)
Net noncurrent deferred tax assets	21,015	11,511

Deferred tax liabilities
Property, plant and equipment	-	(1,769)
Notes issued	-	(1,318)
	-	(3,087)
Less: Offset of deferred tax assets and liabilities	-	3,087
Net noncurrent deferred tax liabilities	-	-

As at December 31, 2013 the Company had tax loss carry-forwards of $9,725 for SSL only, and Kontakt and Lispromgaz generated losses during the fiscal years ended December 31, 2013 and of $3,965,096 and $4,054, respectively. Under current Cyprus legislation, tax losses may be carried forward and be offset against taxable income of the five succeeding years. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred income tax assets are deductible, management does not expect that deferred assets for operating loss carry-forwards will be realised.

The valuation allowance relates to deferred tax assets for operating loss carry-forwards and reduces the deferred tax assets to amounts that are, in management’s assessment, more likely than not to be realized.

NOTE 6 – PROPERTY, PLANT, AND EQUIPMENT

	December 31, 2013	December 31, 2012
Wells and related equipment and facilities	1,199,912	1,209,354
Buildings, equipment, vehicles, and other PPE	657,960	657,287
	1,857,872	1,866,641
Less: Accumulated depreciation	(767,335)	(665,010)
	1,090,537	1,201,631

The Company’s property, plant and equipment listed above include asset retirement costs associated with its asset retirement obligations (Note 8).

Exploratory wells

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

	Year ended December 31, 2013	Year ended December 31, 2012
Beginning balance	412,028	412,193
Effect of translation to presentation financial statement currency	-	(165)
Ending balance	412,028	412,028

Aging of capitalized suspended exploratory well costs:

	December 31, 2013	December 31, 2012
Capitalized for a period of between one and five years	33,283	33,283
Capitalized for a period of between five and ten years	378,745	378,745
	412,028	412,028

Capitalized exploratory well costs are related to one project, represented by two wells drilled in 2003: $179,847 and $232,181 as at December 31, 2012. The wells were suspended pending final assessment of the operational and economic viability of the project. A decision is expected at the end of 2013.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Loans received are non-interest unsecured loans, received from related parties. Loans received are shot-term loans (less than year), which were prolonged more than once. The final maturity date is June 30, 2014.

As of December 31, 2013 loans received were fully repaid. The Company has a bank overdraft in amount of $454.

NOTE 8 – ASSET RETIREMENT OBLIGATIONS

Change in asset retirement obligations:

	Year ended December 31, 2013	Year ended December 31, 2012
Beginning balance	53,591	48,754
Accretion expense	3,326	4,857
Effect of translation to presentation currency	-	(20)
Ending balance	56,917	53,591

Asset retirement obligations incurred in the current period were Level 3 (unobservable inputs) fair value measurements.

NOTE 9 – STOCKHOLDERS’ EQUITY

As of December 31, 2013, the Company has authorized 110,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. On September 16, 2013, the Company effected a 56-for-1 forward stock split of its issued and outstanding shares of common stock. All common share and per share amounts have been restated for all periods presented for this stock split. As of December 31, 2013, the Company has issued 51,177,896 of the authorized shares of common stock and no shares of preferred stock.

On April 15, 2013, the Company issued 330,008 shares of common stock to the President and director as part of their consulting agreements, further discussed in note 6. The shares were valued based on an hourly rate of $150 that is compatible with the market rate for the similar positions and applied to their average of a combined 30 hours per week. The Company valued their services excluding the cash payments at $39,915. The Company also recorded the closing of Great East Energy (NV)’s accumulated deficit to additional paid in capital as part of the share exchange agreement. The shares related to this issuance were cancelled as part of the recapitalization on July 15, 2013.

On July 25, 2013, the Company issued 25,964,960 shares of Common Stock to BHL in connection with the option grant closing under the Option Agreement. The stock compensation for the period was calculated at par of $0.0001 per common share or $2,597.

From July 25, 2013 to December 31, 2013, the Company entered into and consummated transactions pursuant to a series of the Subscription Agreements (the “Subscription Agreements”) with certain accredited investors whereby the Company issued and sold to the investors for $1.00 per share an aggregate of 1,439,928 shares of the Company’s Common Stock for an aggregate purchase price of $1,440,000 (the “Private Placement”). The Company paid $89,593 in offering cost related to the private placement.

On July 25, 2013, the Company cancelled 168,000,000 shares of common stock per the terms of the Share Exchange Agreement.

During the month of August 2013, the Company issued 3,777,984 shares of common stock to officers, directors, and consultants in exchange for services provided at a value of $1.00 per common share or $3,777,984.

NOTE 10 – STOCK PURCHASE WARRANTS

During the year ended December 31, 2013, the Company issued warrants to purchase a total of 144,000 shares of the Company’s Common Stock. The Company issued the warrants as stock offering costs of 10% of the total dollar value of subscriptions at $1.00 per share under the agreement with the placement agent. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below totaling $37,595 booked to additional paid in capital and offset as additional paid in capital as offering costs. Volatility was calculated by using the average volatility of three benchmark company’s in the same line of business with similar revenues and assets. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	2013	2012
Expected volatility	287- 294.44%	-%
Expected dividends	0%	-%
Expected term	5 Years	-
Risk-free interest rate	1.36 – 1.43%	-%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the year ended December 31, 2013.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance December 31, 2012	-	$-	$-	-	$-
Granted	144,000	1.00	1.00	5.00	144,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of December 31, 2013	144,000	$1.00	$1.00	4.63	$144,000

NOTE 11 – RELATED PARTY PAYABLES

The related party payable consists of reimbursement of expenses and compensation to the Company’s acting Chairman and acting CEO for their services. Each of them is to receive the Company’s common share in addition to monthly cash payment for the period of April 15 through December 31, 2013. The compensation was calculated based on their average hours worked per week applied to an hourly rate that is compatible to the market rate of similar positions. The total of these related party payables as of December 31, 2013 and 2012 were $3,025 and $25, respectively.

On July 25, 2013, GEEI entered into the Option Agreement with BHL, whereby BHL granted to GEEI an option to purchase 1,000 shares of equity capital of SSL, representing all issued and outstanding shares of SSL, for $1,250,000.

Under the Option Agreement, GEEI was required to pay to BHL $412,500 as an advance payment to be credited towards the purchase price of the SSL shares. The Company made the advance payment on July 25, 2013. The balance of the purchase price in the amount of $837,500 was paid by GEEI upon exercise of the option that was completed on November 25, 2013 by paying to BHL $500,000 in cash and issuing a promissory note in the principal amount of $337,500 for the balance of the option exercise price. The note bears no interest and has a maturity date of December 31, 2013, which was extended to June 30, 2014. The obligations of GEEI under the note are secured by 1,000 shares of SSL purchased by GEEI under the Option Agreement in accordance with the Pledge and Security Agreement dated November 25, 2013 made by GEEI in favor of the collateral agent acting on behalf of BHL.

As of December 31, 2013, the Company had reduced the cost of the option by $165,000 and paid $750,000 in cash, $337,500 remaining as a non interest loan to BHL, and $2,597 was paid by common shares valued at par.

NOTE 12 – TAXES PAYABLE

	December 31, 2013	December 31, 2012
VAT payable	4,432	56,707
Other taxes payable	5,135	17,576
	9,567	74,283

NOTE 13 – FOREIGN CURRENCY TRANSLATION

Transactions involving the Company's two natural gas companies in the Ukraine, are denominated in Ukrainian Hryvnia, although none has occurred as of December 31, 2013. Assets and liabilities denominated in Ukrainian Hryvnia will be revalued to the United States dollar equivalent in the future. The effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses). As of December 31, 2013 and 2012, the Company had $501 and $503 in foreign currency translation, respectively.

NOTE 14 – CONTINGENCIES AND COMMITMENTS

Operating environment

The principal business activities of the Group are within Ukraine. Emerging markets such as Ukraine are subject to different risks than more developed markets, including economic, political and social, legal and legislative risks. As has happened in the past, actual or perceived financial problems or an increase in the perceived risks associated with investing in emerging economies could adversely affect the investment climate in Ukraine and the Ukraine’s economy in general. Laws and regulations affecting businesses operating in Ukraine are subject to rapid changes and the Group’s assets and operations could be at risk if there are any adverse changes in the political and business environment. See “Political Risks” in this footnote.

Taxation

The tax environment in Ukraine is constantly changing and characterized by numerous taxes and frequently changing legislation, which may be applied retroactively and are often unclear, contradictory, and subject to interpretation. Taxes are subject to review and investigation by a number of authorities, which are enabled by law to impose severe fines, penalties and interest charges and these amounts could be material. Future tax examinations could raise issues or assessments which are contrary to the Group companies’ tax filings.

Management believes that it has provided adequately for tax liabilities based on its interpretations of applicable tax legislation and official pronouncements.

Environmental liabilities

The Group routinely evaluates their obligations relating to new and changing environmental legislation.

As liabilities in respect of the Group’s environmental obligations are able to be determined, they are recognized immediately. The likelihood and amount of liabilities relating to environmental obligations under proposed or any future legislation cannot be reasonably estimated at present and could become material. Under existing legislation, however, management believes that there are no significant unrecorded liabilities or contingencies, which could have a materially adverse effect on the operating results or financial position of the Group.

Political Risks

After continuous political and social turbulence that resulted in dismissal of the acting President of Ukraine, on February 27, 2014 the Ukrainian parliament appointed an interim government with a mandate to execute the Ukraine-EU Association and Free trade agreements, negotiated USD 16 billion IMF program in order to support implementation of liberal economic, judicial and social reforms. The Parliament also scheduled presidential elections on May 25, 2014. The US and European Union also agreed to provide additional USD 20 billion financial and technical support for Ukraine in light of its recent economic and military tensions with Russian Federation.

Political unrest in Ukraine of the past months and recent increase in political, economic and military pressures from Russian Federation, had fueled activity of various secessionist groups in the eastern part of the country. This may have an adverse effect on the national security and economy, and increase risks of doing business in Ukraine or investing in the companies doing business in Ukraine. The situation is exacerbated by the tensions with the Russian Federation which annexed the Crimean peninsula in March 2014 and built up a significant military presence at its border with Ukraine. Such events and circumstances have adverse effect on investment climate in Ukraine and in case of further escalation might have further negative impact on the business environment.

NOTE 15 – GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $2,804,286 in accumulated deficit since its inception and has generated $348,611 in operating revenue during the year ended December 31, 2013. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2013 through the date the financial statements were issued.

On February 5, 2014, the Company consummated a private placement of an aggregate of 50,000 shares of Common Stock for gross proceeds of $50,000 at a per share price of $1.00 pursuant to a Subscription Agreement with an accredited investor.

On February 24, 2014, Mr. Herve Collet was appointed as the Chief Operating Officer of the Company. The Company and Mr. Collet entered into a consulting agreement dated February 23, 2014, whereby Mr. Collet’s compensation consists of:(i) stock grant of 300,000 shares of common stock of which 150,000 shares vest as of the date of the agreement and 150,000 shares vesting and issued 181 days after the date of the agreement; and(ii) a stipend of $4,000 per month.