Form 10-Q
period 2014-03-31
GREAT EAST ENERGY, INC.
filed 2014-05-20
CIK 1539574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-179321

GREAT EAST ENERGY, INC.
 (Exact name of registrant as specified in its charter)

Delaware	46-0525801
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

173 Keith St., Suite 300
Warrenton, VA 20186
(Address of principal executive offices)

 (540) 347-2212
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was Required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 14, 2014, there were outstanding 51,227,896 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheet as of March 31, 2014 (Unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss For the Three Months Ended March 31, 2014 and March 31, 2014	5

	Condensed Consolidated Statement of Cash Flows For the Three Months Ended March 31, 2014 and March 31, 2013 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 4.	Controls and Procedures	22

PART II	Other Information

Item 6.	Exhibits.	23

	Signatures	24

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GREAT EAST ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
Index to Condensed Consolidated Financial Statements
(Unaudited)

GREAT EAST ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)	(Audited)
ASSETS
Current assets:
Cash	$74,024	$99,650
Accounts receivable, net	10,241	6,207
Inventories	27,385	41,749
Other current assets	5,512	7,281
Deferred income tax assets	2,149	2,945
Total current assets	119,311	157,832

Long-term assets:
Property, plant and equipment, net	782,450	1,090,537
Deferred income tax assets	15,333	21,015
Total Long-term assets	797,783	1,111,552

Total assets	$917,094	$1,269,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to related parties	$6,062	$4,453
Bank overdraft	695	454
Accounts payable	93,658	87,585
Taxes payable	7,558	9,567
Related party payables	472,025	340,525
Total current liabilities	579,998	442,584

Long-term liabilities:
Asset retirement obligations	43,228	56,917
Total long-term liabilities	43,228	56,917

Total liabilities	623,226	499,501

Stockholders’ equity:
Preferred stock - $0.0001 par value; 10,000,000 shares authorized;
1 shares outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, with 51,227,896 and 51,177,896 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	5,123	5,118
Additional paid-in capital	3,619,046	3,569,051
Advance subscriptions from investors	-	-
Accumulated deficit	(3,032,903)	(2,804,286)
Accumulated other comprehensive income	(297,398)	-
Total stockholders' equity	293,868	769,883
Total liabilities and stockholders' equity	$917,094	$1,269,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT EAST ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS- UNAUDITED
For the Three Months Ended March 31, 2014 and 2013

	Three months Ended March 31,	Three months Ended March 31,
	2014	2013

REVENUES AND OTHER INCOME
Gas sales	$53,650	$71,964
Other sales	12,164	1,401
Other income	1,214	8,232
Total Revenues and Other Income	67,028	81,597

OPERATING EXPENSES
Operating and maintenance expenses	50,454	58,970
General and administrative expenses	44,373	31,326
Depreciation, depletion and amortization	17,669	27,706
Professional fees	183,149	2,404

Total Operating Expenses	295,645	120,406

Loss from operations	(228,617)	(38,809)

Other Income (Expense):
Finance costs	-	(1,804)
Other Income (Expense)	-	(1,804)

LOSS BEFORE INCOME TAX	(228,617)	(40,613)
Income tax benefit/(provision)	-	9,532
NET LOSS APPLICABLE TO COMMON SHARES	$(228,617)	$(31,081)

Other Comprehensive Loss
Foreign currency translation adjustment	(297,398)
Total Other Comprehensive Loss	(297,398)	-

COMPREHENSIVE LOSS	$(526,015)	$(31,081)

NET INCOME LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,206,785	188,160,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT EAST ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three months ended	Three months ended
	March 31,	March 31,
	2014	2013
Operating Activities:
Net loss	$(228,617)	$(31,081)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	17,669	27,706
Accretion expense	2,119	1,062
Finance costs	-	5,689
Changes in assets and liabilities:
Accounts receivable	(5,712)	13,055
Inventory	3,089	(5,431)
Advances paid and deferred expenses	1,017	(297,755)
Accounts payable and accrued liabilities	11,854	234,843
Prepaid taxes and taxes payable	578	(8,875)
Related party payable	131,500	-
Net Cash Used in Operating Activities	(66,503)	(60,787)

Investing Activities:
Purchase of property, plant and equipment	(948)	1,956
Change in deposits	-	20,143
Collection on notes receivable	-	320,433
Net Cash Provied by (Used in) Investing Activities	(948)	342,532

Financing Activities:
Proceeds from loans received	695	(304)
Repayments of loans received	-	(344,290)
Proceeds from common stock issued for cash	50,000	-
Net Cash Provided by (Used in) Financing Activities	50,695	(344,594)

Effect of translation to presentation currency	(8,870)	(501)

Net Decrease in Cash	(16,756)	(62,849)
Cash, Beginning of period	99,650	199,403
Cash, End of period	$74,024	$136,053

Supplemental Disclosures of Cash flow information:
Cash paid for interest	-	5,689
Cash paid for taxes	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREAT EAST ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated interim financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2013 audited financial statements and the accompanying notes thereto. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Great East Energy, Inc. (the “Company”) was incorporated under the name Epsilon Corp. in Delaware on October 17, 2011. The Company's current business plan is acquisition and development of natural gas properties located in Ukraine (See Note 12).

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

NOTE 2 – BASIS OF CONSOLIDATION

The Group’s entities maintain accounting books and records in local currencies of their domicile in accordance with the requirements of respective accounting and tax legislations. The accompanying condensed consolidated financial statements have been prepared in order to present the Company’s financial position and its results of operations and cash flows in accordance with US GAAP and are expressed in terms of US Dollars ($), unless otherwise stated.

The condensed consolidated financial statements are based upon the historical financial statements of the Company, Synderal Services LTD, NPK-Kontakt LLC and Lispromgas LLC and certain adjustments that rely on preliminary estimates and certain assumptions which the Company believes are reasonable under the circumstances.

The adjustments made in preparing the condensed consolidated interim financial statements are as follows:

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

Reporting and functional currency

The Company’s functional and reporting currency is the US dollar ("USD").

The national currency of Ukraine, Ukrainian Hryvnia (“UAH”) is the functional currency for the Company’s entities that operate in Ukraine. Monetary assets and liabilities denominated in currencies other than the US dollar have been translated into the US dollar at the rate prevailing at each balance sheet date. Non-monetary assets and liabilities in currencies other than the US dollar have been translated into US dollars at historical rates. Non US dollar revenues, expenses and cash flows have been translated into US dollars at rates which approximate actual rates at the date of the transaction. Translation differences resulting from the use of these rates are included in the statement of operations and comprehensive loss.

The cumulative translation effects for those entities using functional currencies other than the US dollar are included in “Foreign currency translation adjustment” on the statement of operations and comprehensive loss.

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

Inventories

Inventories are stated at the lower of current market value or cost. The cost of inventories is based on the FIFO (first in first out) method and includes expenditures and other charges directly and indirectly incurred in bringing the inventory to its existing condition and location. Inventories are comprised of pipe and other material used to extract gas.

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

The Company capitalizes costs related to exploratory wells and exploratory-type stratigraphic wells for more than one year if the well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. If these conditions are not met or if information that raises substantial doubt about the economic or operational viability of the project is obtained, the well would be assumed impaired, and its cost, net of any salvage value, would be charged to operating expenses.

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

Asset retirement obligation and environmental liabilities

The Company incurs asset retirement obligations for certain assets. These obligations may include the costs of asset disposal and additional soil remediation. The fair value of a liability for an asset retirement obligation is recorded as a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated. In the estimation of fair value, the Company uses assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; technical assessments of the assets; estimated amounts and timing of settlements; discount rates; and inflation rates. The costs associated with these liabilities are capitalized as part of the related assets and depreciated. Over time, the liabilities are accreted for the change in their present value.

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

In accounting for uncertainty in income taxes of a tax position taken or expected to be taken in a tax return, the Company utilizes a recognition threshold and measurement attribute for the financial statement recognition and measurement. The recognition threshold requires the Company to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If it is more likely than not that a tax position will be sustained, then the Company must measure the tax position to determine the amount of benefit to recognize in financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended March 31,
	2014	2013
Net loss	$(228,617)	$(31,081)
Weighted average common	51,206,785	188,160,000
Options	-	-
Warrants	149,000	-
Weighted average common shares outstanding (Diluted)	51,206,785	188,160,000
Net loss per share
(Basic and diluted)	$(0.00)	$(0.00)

As of March 31, 2014 and December 31, 2013, the Company had 51,227,896 and 51,177,896 shares issued and outstanding, respectively. The Company had 149,000 potentially dilutive securities, related to warrants in 2014, currently issued and outstanding.

Significant Concentrations

There is currently one customer that makes up 100% of total gas revenue as of March 31, 2014, and March 31, 2013, respectively. The loss of this customer would have a material adverse effect on the Company’s financial condition and results of operations.

Recently Enacted Accounting Standards

Based on our review of recently enacted accounting standards, the Company believes that none of them are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	March 31, 2014	December 31, 2013
Wells and related equipment and facilities	$875,481	$1,199,912
Buildings, equipment, vehicles, and other PPE	479,412	657,960
	1,354,894	1,857,872
Less: Accumulated depreciation	(572,444)	(767,335)
	$782,450	$1,090,537

The Company’s property, plant and equipment listed above include asset retirement costs associated with its asset retirement obligations (Note 6).

Exploratory wells

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

	March 31, 2014	December 31, 2013
Beginning balance	$412,028	$412,028
Effect of translation to financial reporting currency	(111,404)	-
Ending balance	$300,624	$412,028

Aging of capitalized suspended exploratory well costs:

	March 31, 2014	December 31, 2013
Capitalized for a period of between one and five years	$33,283	$33,283
Capitalized for a period of between five and ten years	378,745	378,745
Effect of translation to financial reporting currency	(111,404)	-
Effect of translation to financial reporting currency	$300,624	$412,028

Capitalized exploratory well costs are related to one project, represented by two wells drilled in 2003: $131,220 and $169,404 as of March 31, 2014. The wells were suspended pending final assessment of the operational and economic viability of the project. A decision is expected at the end of 2014.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Loans received are non-interest unsecured loans, received from related parties. Loans received are short-term loans (less than year), which were prolonged more than once. The final maturity date is June 30, 2014.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Change in asset retirement obligations:

	March 31, 2014	December 31, 2013
Beginning balance	56,917	53,591
Accretion expense	2,119	3,326
Effect of translation to financial reporting currency	(15,808)	-
Ending balance	43,228	56,917

Asset retirement obligations are Level 3 (unobservable inputs) fair value measurements.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of December 31, 2013, the Company has authorized 110,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On September 16, 2013, the Company effected a 56-for-1 forward stock split of its issued and outstanding shares of common stock. All common share and per share amounts have been restated for all periods presented for this stock split. As of March 31, 2014 and December 31, 2013, the Company has issued 51,227,896 and 51,177,896 of the authorized shares of common stock respectively; and no shares of preferred stock.

On April 15, 2013, the Company issued 330,008 shares of common stock to the President and director as part of their consulting agreements. The shares were valued based on an hourly rate of $150 that is compatible with the market rate for the similar positions and applied to their average of a combined 30 hours per week. The Company valued their services excluding the cash payments at $39,915. The Company also recorded the closing of Great East Energy (NV)’s accumulated deficit to additional paid in capital as part of the share exchange agreement. The shares related to this issuance were cancelled as part of the recapitalization on July 15, 2013.

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

On January 16, 2014, the Company issued 50,000 shares of Common Stock to an investor.

On February 24, 2014 Mr. Herve Collet was appointed Chief Operating Office. Mr. Collet was granted 300,000 shares of stock of which 150,000 shares vest as of the date of the agreement and 150,000 shares vesting and issued 181 days after the date of the agreement. As of March 31, 2014 the first 150,000 shares had not been issued. On February 24, 2014 the stock was trading at $0.64 whereby the shares were valued at $96,000 and was recorded as a payable to related parties.

NOTE 8 – STOCK PURCHASE WARRANTS

During the year period ended March 31, 2014, the Company issued warrants to purchase a total of 5,000 shares of the Company’s Common Stock. The Company issued the warrants as stock offering costs of 10% of the total dollar value of subscriptions at $1.00 per share under the agreement with the placement agent. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below totaling $2,449 booked to additional paid in capital and offset as stock issuance fees. Volatility was calculated by using the average volatility of three benchmark companies in the same line of business with similar revenues and assets. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	2014	2013
Expected volatility	287- 337%	287-294%
Expected dividends	0%	0%
Expected term	5 Years	5 Years
Risk-free interest rate	1.36-1.65%	1.36-1.43%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the period ended March 31, 2014.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance December 31, 2013	144,000	$1.00	$1.00	5.00	$144,000
Granted	5,000	1.00	1.00	5.00	5,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2014	149,000	$1.00	$1.00	5.00	$149,000

NOTE 9 – RELATED PARTY PAYABLES

The related party payable consists of reimbursement of expenses and compensation to the Company’s acting Chairman and acting CEO for their services. Each of them is to receive the Company’s common share in addition to a monthly cash payment for the period of April 15 through December 31, 2013. The compensation was calculated based on their average hours worked per week applied to an hourly rate that is compatible to the market rate of similar positions.

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

As of March 31, 2014, the Company had reduced the cost of the option by $165,000 and paid $750,000 in cash, $337,500 remaining as a non interest loan to BHL, and $2,597 was paid by common shares valued at par. The note is due on June 30, 2014.

The total of these related party payables as of March 31, 2014 and December 31, 2013 were $478,087 and $344,978, respectively.

NOTE 10 – TAXES PAYABLE

	March 31, 2014	December 31, 2013
VAT payable	$1,238	$4,432
Other taxes payable	6,319	5,135
	$7,558	$9,567

NOTE 11 – FOREIGN CURRENCY TRANSLATION

Transactions involving the Company's two natural gas companies in Ukraine, are denominated in Ukrainian Hryvnia. Assets and liabilities denominated in Ukrainian Hryvnia will be revalued to the United States dollar equivalent in the future. The effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses). As of March 31, 2014, the Company had $(297,398) in foreign currency translation, respectively.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

Operating environment

The principal business activities of the Company are within Ukraine. Emerging markets such as Ukraine are subject to different risks than more developed markets, including economic, political and social, legal and legislative risks. As has happened in the past, actual or perceived financial problems or an increase in the perceived risks associated with investing in emerging economies could adversely affect the investment climate in Ukraine and the Ukraine’s economy in general. Laws and regulations affecting businesses operating in Ukraine are subject to rapid changes and the Company’s assets and operations could be at risk if there are any adverse changes in the political and business environment. See “Political Risks” in this footnote.

Taxation

The tax environment in Ukraine is constantly changing and characterized by numerous taxes and frequently changing legislation, which may be applied retroactively and are often unclear, contradictory, and subject to interpretation. Taxes are subject to review and investigation by a number of authorities, which are enabled by law to impose severe fines, penalties and interest charges and these amounts could be material. Future tax examinations could raise issues or assessments which are contrary to the Company’s tax filings.

Management believes that it has provided adequately for tax liabilities based on its interpretations of applicable tax legislation and official pronouncements.

Environmental liabilities

The Company routinely evaluates its obligations relating to new and changing environmental legislation.

As liabilities in respect of the Company’s environmental obligations are able to be determined, they are recognized immediately. The likelihood and amount of liabilities relating to environmental obligations under proposed or any future legislation cannot be reasonably estimated at present and could become material. Under existing legislation, however, management believes that there are no significant unrecorded liabilities or contingencies, which could have a materially adverse effect on the operating results or financial position of the Company.

Political Risks

After continuous political and social turbulence that resulted in dismissal of the acting President of Ukraine, on February 27, 2014, the Ukrainian parliament appointed an interim government with a mandate to execute the Ukraine-EU Association and Free trade agreements, negotiated USD 16 billion IMF program in order to support implementation of liberal economic, judicial and social reforms. The Parliament also scheduled presidential elections on May 25, 2014. The US and European Union also agreed to provide additional USD 20 billion financial and technical support for Ukraine in light of its recent economic and military tensions with Russian Federation.

Political unrest in Ukraine of the past months and recent increase in political, economic and military pressures from Russian Federation, had fueled activity of various secessionist groups in the eastern part of the country. This may have an adverse effect on the national security and economy, and increase risks of doing business in Ukraine or investing in the companies doing business in Ukraine. The situation is exacerbated by the tensions with the Russian Federation which annexed the Crimean peninsula in March 2014 and built up a significant military presence at its border with Ukraine. Such events and circumstances have an adverse effect on investment climate in Ukraine and in case of further escalation might have further negative impact on the business environment.

NOTE 13 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $3,032,903 in accumulated deficit since its inception and has generated $67,028 in operating revenue during the three months ended March 31, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through equity financing and the success of future operations. These condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Increase production within overthrust/belowthrust domes. We plan to enhance our gas production volumes on Northern Tomashevskoye and Southern Tomashevskoye domes through fracking and stimulation on our existing two exploratory, but currently suspended wells. Our 2014-2018 drilling program also includes drilling three new “shallow” and four new “deep” operated wells on Northern Tomashevskoye and Southern Tomashevskoye domes with implementation of fracking and stimulation technology to enhance initial production. In addition we plan to drill nine new “deep” exploratory wells on Zolotarivska, Toshkievskaya and Petrograd-Donetsk domes with fracking and stimulation.

Monetize CBM production. We intend to monetize our Coal-bed Methane (CBM) production by modernizing degasification equipment and connecting our current two degassing wells with existing delivery infrastructure. In addition, we intend to significantly enhance our CBM production by drilling numerous new shallow vent-wells up to 500m each.

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

Our 2014-2018 strategic and operational plan is subject to various factors, including market conditions, gas field services and equipment availability, commodity prices, drilling results and political instability. While we continue to explore opportunities to enhance our gas production volumes, our main efforts will be focused on drilling and completing wells. If we choose to pursue the rapid expansion strategy, we will contemplate obtaining greenfield licenses directly from government authorities and acquire underperforming existing operators that have room to grow.

Results of Operations for the Three Months ended March 31, 2014 and 2013

The following table discloses our gas sales volumes for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Sales Volume:
Gas production (MMcf)	6.21	7.56
Gas sales price ($/Mcf) (excluding VAT)	9.63	9.52
Gas sales ($)	53,650	71,964

Natural gas sales revenues. Natural gas sales volumes decreased by 1.35 MMcf to 6.21 MMcf for the period ended March 31, 2014. Natural gas revenues decreased by $18,314 to $53,650 for the period ended March 31, 2014 as compared to natural gas revenues of $71,964 for the period ended March 31, 2013. The decrease in natural gas revenues was due to the devaluation of the hryvnia currency and also to the decrease of gas methane production compared to the same period in 2012.

The following table sets forth selected consolidated financial data as of and for the period ended March 31, 2014 and December 31, 2013.

	For the three months ended March 31,
	2014	2013
Gas sales	$53,650	$71,964
Other sales	12,164	1,401
Other income	1,214	8,232
Total Revenues and Other Income	67,028	81,597
Operating expenses:
Operating and maintenance expenses	50,454	58,970
General and administrative expenses	44,373	31,326
Depreciation, depletion and amortization	17,669	27,706
Professional fees	183,149	2,404
Total Operating Expenses	295,645	120,406
Loss from operations	(228,617)	(38,809)
Other income (expense):
Finance costs	-	(1,804)
Total other income (expense)	-	(1,804)
Loss before income taxes	(228,617)	(40,613)
Income tax benefit/(provision)	-	9,532
Net loss applicable to common shares	$(228,617)	$(31,081)
Other comprehensive loss:
Foreign currency translation adjustment	(297,398)	-
Total other comprehensive loss	(297,398)	-
Comprehensive Loss	$(526,015)	$(31,081)

Other income and other sales. Our other sales and income mainly included revenues using the Company-owned transportable machinery and equipment, such as a cementing unit, compressor unit and pump set to render services to third parties. Other income and other sales increased by $3,745 to $13,378 for the period ended March 31, 2014.

Operating and maintenance expenses. Our operating and maintenance expenses of $50,454 mainly included wages and salaries of the gas production personnel, cost of materials, taxes and duties. Operating and maintenance expenses decreased by $8,516 thousand in 2014 compared to 2013 mainly due to decreases in material expenses.

General and administrative (“G&A”) expenses. G&A expenses increased by $13,047 to $44,373 for the period ended March 31, 2014, from $31,326 for the Period ended March 31, 2013.

Depreciation, depletion and amortization (“DD&A”) expenses. Our DD&A expense decreased $10,037 to $17,699 for the period ended March 31, 2014, from $27,706 for the period ended March 31, 2013.

Professional fees. Professional fee expenses of $183,149 in the first quarter of 2014 included accounting, legal fees and consulting expenses.

Loss from operations. Our operating loss was $228,617 for the period ended March 31, 2014, as compared to the operating loss of approximately $38,809 for the period ended March 31, 2013. This increase in operating loss is primarily attributed to professional fees expenses, and to a lesser extent, to increase in other operating expenses

Net loss. Our net loss was $228,617 for the period ended March 31, 2014, as compared to a net loss of $31,081 for the period ended March 31, 2013.

Liquidity and Capital Resources

The following is a summary of our change in cash and cash equivalents for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013	Change
Net cash used in operating activities	$(66,503)	$(60,787)	$(5,716)
Net cash (used in) provided by investing activities	(948)	342,532	(343,480)
Net cash provided by / (used in) financing activities	50,695	(344,594)	395,289
(Decrease) in cash	$(16,756)	$(62,849)	$46,093

Operating activities.

During the period ended March 31, 2014 cash used in operating activities was $66,503 as compared to cash used in operating activities during the same period ended March 31, 2013 in the amount of $60,787.

Investing activities.

During the period ended March 31, 2014 and 2013, net cash used in investing activities was $948 and net cash provided by investing activities of $342,532, respectively. The decrease was primarily attributed to repayments of notes receivable in 2013.

Financing activities.

During the three months ended March 31, 2014, cash provided by financing activities was $50,695 compared to cash used in financing activities during the period ended March 31, 2013 in the amount of $344,594. The increase was primarily due to the increase in proceeds received from repayments of loans.

Our 2014 drilling program is designed to provide flexibility in identifying suitable well locations and in the timing and size of capital investment. Our 2014 capital expenditure budget contemplates drilling of two shallow productive wells on Northern Tomashevskoye and Southern Tomashevskoye domes, modernizing degasification equipment and connecting our current two degassing wells with existing delivery infrastructure. Additionally in 2014, we intend to enhance our gas production through fracking and stimulation on our existing two exploratory, but currently suspended wells. Our capital expenditure budget is estimated approximately $5.00 million in 2014 and is dependent on various factors, including market conditions, services and equipment availability, gas price and drilling results. Other factors that could cause us to further adjust our capital expenditure budget include, among other things, increases or decreases in service and material costs, changes in commodity prices or well performance that differ from our forecasts, any of which could affect our operating cash flow.

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

Cash flow from operations. We expect our cash flow from operations will increase commensurate with our anticipated increase in sales volumes resulting from our ongoing drilling and completion activities. We anticipate that our estimated 2014 revenues from operations of approximately $1.8 million will exceed our current cost estimates of approximately $0.8 million and resulting operating cash flows will support our capital program. As our production rates and operating cash flows increase, we will be more dependent on our anticipated cash flows from operations then on expected proceeds from investors.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $3,032,903 in accumulated deficit since its inception, is in the development stage and has generated $67,028 of operating revenue during the period ended March 31, 2014. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 6. EXHIBITS.

(a) The following exhibits are filed herewith:

31.1
Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Great East Energy, Inc.

Date: May 20, 2014	By:	/s/ Timur Khromaev
Name: Timur Khromaev
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)