Form 10-Q
period 2014-06-30
GASE ENERGY, INC.
filed 2014-08-19
CIK 1539574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number: 333-179321

GASE ENERGY, INC.

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

As of August 14, 2014, there were outstanding 51,287,896 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Consolidated Balance Sheet as of June 30, 2014 (Unaudited) and December 31, 2013	F-2

	Condensed Consolidated Statements of Operations and Comprehensive Loss For the Three and Six Months Ended June 30, 2014 and June 30, 2014	F-3

	Condensed Consolidated Statement of Cash Flows For the Six Months Ended June 30, 2014 and June 30, 2013 (Unaudited)	F-4

	Notes to Financial Statements (Unaudited)	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	5

PART II	Other Information

Item 6.	Exhibits.	5

	Signatures	6

	Exhibits/Certifications

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GASE ENERGY, INC.
Index to Condensed Consolidated Financial Statements
(Unaudited)

GASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2014	2013
	(Unaudited)	Audited
ASSETS
Current assets:
Cash	$48,878	$99,650
Accounts receivable, net	5,255	6,207
Inventories	25,323	41,749
Other current assets	4,859	7,281
Deferred income tax assets	3,468	2,945
Total current assets	87,784	157,832

Long-term assets:
Property, plant and equipment, net	702,828	1,090,537
Deferred income tax assets	21,252	21,015
Total Long-term assets	724,080	1,111,552

Total assets	$811,864	$1,269,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to related parties	$6,062	$4,453
Bank overdraft	851	454
Accounts payable	107,254	87,585
Taxes payable	7,444	9,567
BHL Note Payable	337,500	-
Related party payables	155,525	340,525
Total current liabilities	614,636	442,584

Long-term liabilities:
Asset retirement obligations	40,898	56,917
Total long-term liabilities	40,898	56,917

Total liabilities	655,534	499,501

Stockholders’ equity:
Series A preferred stock - $.0001 par value; 1 share authorized;
1 share outstanding as of June 30, 2014 and December 31, 2013	-	-
Undesignated preferred stock - $.0001 par value; 9,999,999 authorized; 0 shares outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized,
with 51,287,896 and 51,177,896 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	5,129	5,118
Additional paid-in capital	3,679,025	3,569,051
Accumulated deficit	(3,179,887)	(2,804,286)
Accumulated other comprehensive income	(347,937)	-
Total stockholders' equity	156,330	769,883
Total liabilities and stockholders' equity	$811,864	$1,269,384

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASE ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Consolidated Three and Six Months Ended June 30, 2014 and 2013

	Consolidated Three months Ended June 30,	Consolidated Three months Ended June 30,	Consolidated Six months Ended June 30,	Consolidated Six months Ended June 30,
	2014	2013	2014	2013

REVENUES AND OTHER INCOME
Gas sales	$47,854	$71,210	$101,505	$143,173
Other sales	2,932	8,019	15,095	9,420
Other income	896	8,055	2,110	16,287
Total Revenues and Other Income	51,682	87,284	118,710	168,880

OPERATING EXPENSES
Operating and maintenance expenses	42,141	53,632	92,595	112,601
General and administrative expenses	26,266	63,746	70,636	95,072
Depreciation, depletion and amortization	19,891	27,595	37,560	55,301
Professional fees	111,121	2,500	294,270	4,904

Total Operating Expenses	199,419	147,473	495,061	267,878

Loss from operations	(147,737)	(60,189)	(376,351)	(98,998)

Other Expense:
Finance costs	-	(54)	-	(1,858)
Other Expense	-	(54)	-	(1,858)

LOSS BEFORE INCOME TAX	(147,737)	(60,243)	(376,351)	(100,856)
Income tax benefit/(provision)	749	(2,631)	750	6,901
NET LOSS APPLICABLE TO COMMON SHARES	$(146,988)	$(62,874)	$(375,601)	$(93,955)

Other Comprehensive Loss
Foreign currency translation adjustment	(50,539)	-	(347,937)	-
Total Other Comprehensive Loss	(50,539)	-	(347,937)	-

COMPREHENSIVE LOSS	$(197,527)	$(62,874)	$(723,538)	$(93,955)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,240,423	188,160,000	51,223,697	188,160,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six months ended	Six months ended
	June 30,	June 30,
	2014	2013
Operating activities:
Net loss	(375,601)	(93,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	37,560	55,301
Deferred income taxes	(759)	(6,901)
Accretion expense	2,812	2,148
Finance costs	-	1,861
Changes in assets and liabilities:
Accounts receivable	(1,231)	15,502
Inventory	3,370	(609)
Advances paid and deferred expenses	1,767	816
Accounts payable and accrued liabilities	28,120	1,453
Prepaid taxes and taxes payable	1,121	(22,467)
Related party payable	152,500	-
Net cash used in operating activities	(150,341)	(46,851)

Investing activities:
Purchase of property, plant and equipment	(714)	(1,055)
Change in deposits	-	(7,256)
Repayment of notes	-	320,433
Net cash provided by (used in) investing activities	(714)	312,122

Financing activities:
Proceeds from loans received	2,005	65
Repayments of loans received	-	(312,119)
Proceeds from common stock issued for cash	109,985	-
Net cash provided by (used in) financing activities	111,990	(312,054)

Effect of translation to presentation currency	(11,707)	(501)

Net decrease in cash	(50,772)	(47,284)
Cash, beginning of year	99,650	199,403
Cash, end of year	48,879	152,119

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	-

Non cash financing activities
Common shares issued for services	-	39,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

GASE Energy, Inc. (the “Company”) was incorporated under the name Epsilon Corp. in Delaware on October 17, 2011. The Company changed its name to Great East Energy, Inc. on September 10, 2013, and to GASE Energy, Inc. on June 13, 2014. The Company's current business plan is acquisition and development of natural gas properties located in Ukraine (See Note 12).

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

Under the Option Agreement, GEEI was required to pay to BHL $412,500 as an advance payment to be credited towards the purchase price of the SSL shares. The Company made the advance payment on July 25, 2013. The balance of the purchase price in the amount of $837,500 was paid by GEEI upon exercise of the option that was completed on November 25, 2013 by paying to BHL $500,000 in cash and issuing a promissory note in the principal amount of $337,500 for the balance of the option exercise price. The note bears no interest and has a maturity date of December 31, 2013, which was extended to September 30, 2014. The obligations of GEEI under the note are secured by 1,000 shares of SSL purchased by GEEI under the Option Agreement in accordance with the Pledge and Security Agreement dated November 25, 2013 made by GEEI in favor of the collateral agent acting on behalf of BHL. As a result, SSL, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ became indirect wholly-owned subsidiaries of the Company.

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

- elimination of intra-entity transactions between GASE Energy, Inc. and Synderal Services LTD;
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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	For the six months ended June 30
	2014	2013
Net loss	$(723,537)	$(93,955)
Weighted average common	51,223,697	188,160,000
Options	-	-
Warrants	155,000	-
Weighted average common shares outstanding (Diluted)	51,223,697	188,160,000
Net loss per share
(Basic and diluted)	$(0.01)	$(0.00)

As of June 30, 2014 and December 31, 2013, the Company had 51,287,896 and 51,177,896 shares issued and outstanding, respectively. The Company had 155,000 potentially dilutive securities, related to warrants in 2014, currently issued and outstanding.

Significant Concentrations

There is currently one customer that makes up 100% of total gas revenue as of June 30, 2014, and June 30, 2013, respectively. The loss of this customer would have a material adverse effect on the Company’s financial condition and results of operations.

Recently Enacted Accounting Standards

Based on our review of recently enacted accounting standards, the Company believes that none of them are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

	June 30, 2014	December 31, 2013
Wells and related equipment and facilities	$811,186	$1,199,912
Buildings, equipment, vehicles, and other PPE	444,687	657,960
	1,255,873	1,857,872
Less: Accumulated depreciation	(553,045)	(767,335)
	$702,828	$1,090,537

The Company’s property, plant and equipment listed above include asset retirement costs associated with its asset retirement obligations (Note 6).

Exploratory wells

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

	June 30, 2014	December 31, 2013
Beginning balance	$412,028	$412,028
Effect of translation to financial reporting currency	(137,085)	-
Ending balance	$274,943	$412,028

Aging of capitalized suspended exploratory well costs:

	June 30, 2014	December 31, 2013
Capitalized for a period of between one and five years	$33,283	$33,283
Capitalized for a period of between five and ten years	378,745	378,745
Effect of translation to financial reporting currency	(137,085)	-
Effect of translation to financial reporting currency	$274,943	$412,028

Capitalized exploratory well costs are related to one project, represented by two wells drilled in 2003: $179,847 and $232,181 as of June 30, 2014. The wells were suspended pending final assessment of the operational and economic viability of the project. A decision is expected at the end of 2014.

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Loans received are non-interest unsecured loans, received from related parties. Loans received are short-term loans (less than year), which were prolonged more than once. The final maturity date is September 30, 2014.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Change in asset retirement obligations:

	June 30, 2014	December 31, 2013
Beginning balance	56,917	53,591
Accretion expense	2,812	3,326
Effect of translation to financial reporting currency	(18,831)	-
Ending balance	40,898	56,917

Asset retirement obligations are Level 3 (unobservable inputs) fair value measurements.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of December 31, 2013, the Company has authorized 110,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

On September 16, 2013, the Company effected a 56-for-1 forward stock split of its issued and outstanding shares of common stock. All common share and per share amounts have been restated for all periods presented for this stock split. As of June 30, 2014 and December 31, 2013, the Company has issued 51,287,896 and 51,177,896 of the authorized shares of common stock respectively; and 1 share of Series A preferred stock.

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

On January 16, 2014, the Company issued 50,000 shares of Common Stock to an investor for $50,000.

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

On June 11, 2014, the Company issued 60,000 shares of Common Stock to an investor for $60,000.

NOTE 8 – STOCK PURCHASE WARRANTS

During the six month period ended June 30, 2014, the Company issued warrants to purchase a total of 11,000 shares of the Company’s Common Stock. The Company issued the warrants as stock offering costs of 10% of the total dollar value of subscriptions at $1.00 per share under the agreement with the placement agent. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below totaling $3,698 booked to additional paid in capital and offset as stock issuance fees. Volatility was calculated by using the average volatility of three benchmark companies in the same line of business with similar revenues and assets. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted:

	2014	2013
Expected volatility	287- 364%	287-294%
Expected dividends	0%	0%
Expected term	5 Years	5 Years
Risk-free interest rate	1.36 – 1.70%	1.36 –1.43%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the period ended June 30, 2014.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance December 31, 2013	144,000	$1.00	$1.00	5.00	$144,000
Granted	5,000	1.00	1.00	5.00	5,000
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of March 31, 2014	149,000	$1.00	$1.00	5.00	$149,000
Granted	6,000	1.00	1.00	5.00	6,000
Exercised
Cancelled/Expired
Outstanding as of June 30, 2014	155,000	$1.00	$1.00	5.00	$155,000

NOTE 9 – RELATED PARTY PAYABLES

The related party payable consists of reimbursement of expenses and compensation to the Company’s acting Chairman and acting CEO for their services. Each of them is to receive the Company’s common shares in addition to a monthly cash payment for the period of April 15, 2013 through December 31, 2013. The compensation was calculated based on their average hours worked per week applied to an hourly rate that is compatible to the market rate of similar positions. The total of these related party payables as of June 30, 2014 and December 31, 2013 were $499,087 and $340,525, respectively.

 On July 25, 2013, GEEI entered into the Option Agreement with BHL, whereby BHL granted to GASE an option to purchase 1,000 shares of equity capital of SSL, representing all issued and outstanding shares of SSL, for $1,250,000.

Under the Option Agreement, GEEI was required to pay to BHL $412,500 as an advance payment to be credited towards the purchase price of the SSL shares. The Company made the advance payment on July 25, 2013. The balance of the purchase price in the amount of $837,500 was paid by GEEI upon exercise of the option that was completed on November 25, 2013 by paying to BHL $500,000 in cash and issuing a promissory note in the principal amount of $337,500 for the balance of the option exercise price. The note bears no interest and has a maturity date of December 31, 2013, which was extended to September 30, 2014. The obligations of GEEI under the note are secured by 1,000 shares of SSL purchased by GEEI under the Option Agreement in accordance with the Pledge and Security Agreement dated November 25, 2013 made by GEEI in favor of the collateral agent acting on behalf of BHL.

As of June 30, 2014, the Company had reduced the cost of the option by $165,000 and paid $750,000 in cash, $337,500 remaining as a non interest loan to BHL, and $2,597 was paid by common shares valued at par. The note is due on September 30, 2014.

NOTE 10 – TAXES PAYABLE

	June 30, 2014	December 31, 2013
VAT payable	$620	$4,432
Other taxes payable	6,823	5,135
	$7,444	$9,567

NOTE 11 – FOREIGN CURRENCY TRANSLATION

Transactions involving the Company's two natural gas companies in Ukraine, are denominated in Ukrainian Hryvnia. Assets and liabilities denominated in Ukrainian Hryvnia will be revalued to the United States dollar equivalent in the future. The effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses). As of June 30, 2014, the Company had $(347,937) in foreign currency translation.

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

Political Risks

After continuous political and social turbulence that resulted in dismissal of the acting President of Ukraine, on February 27, 2014, the Ukrainian parliament appointed an interim government with a mandate to execute the Ukraine-EU Association and Free trade agreements, negotiated USD 16 billion IMF program in order to support implementation of liberal economic, judicial and social reforms. The Parliament also scheduled presidential elections which took place May 25, 2014. The US and European Union also agreed to provide additional USD 20 billion financial and technical support for Ukraine in light of its recent economic and military tensions with Russian Federation.

Political unrest in Ukraine of the past months and recent increase in political, economic and military pressures from Russian Federation, had fueled activity of various secessionist groups in the eastern part of the country. This may have an adverse effect on the national security and economy, and increase risks of doing business in Ukraine or investing in the companies doing business in Ukraine. The situation is exacerbated by the tensions with the Russian Federation which annexed the Crimean peninsula in March 2014 and built up a significant military presence at its border with Ukraine. Russia actively provides financial, military and human resources to illegal armed groups, which are active in some north-eastern parts of Donbass. In order to counteract to such activities and potential consequences, starting from April, the government, enforcement agencies and armed forces of Ukraine are implementing anti terrorists operation (ATO).

Such events and circumstances have an adverse effect on investment climate in Ukraine and in case of further escalation might have further negative impact on the business environment.

NOTE 13 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $3,179,887 in accumulated deficit since its inception and has generated $51,682 and $118,710, in operating revenue during the three and six months ended June 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 14– SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2014 through the date the financial statements were issued and determined no subsequent events warranted accounting disclosure.

On July 25, 2014, one share of Series A preferred stock was automatically converted into one share of the Company’s common stock.

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

The Company is focused on growing gas production volumes in Ukraine through expansion of its assets base by exploring and developing its existing license field, as well as through evaluation and pursuit of new investment opportunities. The Company’s management anticipates that in addition to the existing assets which will continue to provide ongoing revenues from our productive gas wells, the Company's surface and sub-surface facility optimization, expected new drilling activities and discovery of new resources will contribute to increased production volumes.

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

Monetize CBM production. We intend to monetize our Coal-bed Methane (CBM) production by modernizing degasification equipment and connecting our current two degassing wells with existing delivery infrastructure. For this, in July 2014, we acquired from European manufacturer relevant equipment. All deliveries, installations and connections should be completed the fourth quarter of 2014.

Further, we intend to significantly enhance our CBM production by drilling numerous new shallow vent-wells up to 500m each.

Conduct further geological research within our Lisichansk-Toskovskay area. We intend to obtain new geological information for potential additional under-fault gas resources by reworking and deepening the 7K well up to 1,500 meters (under the fault) or drilling a new well up to 1,500 meters. We will also focus our efforts to carry out modern geological studies on the entire license area through 2D and 3D seismic as well as modern helium survey. As a result, we expect to compile a geophysical database and obtain geological proofs to update our reserves valuation.

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

Results of Operations for the Three and Six Months ended June 30, 2014 and 2013

The following table discloses our gas sales volumes for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Sales Volume:
Gas production (MMcf)	6.12	7.31	12.33	14.87
Gas sales price ($/Mcf) (excluding VAT)	7.82	9.74	8.23	9.63
Gas sales ($)	47,854	71,210	101,504	143,173

Natural gas sales revenues. Natural gas sales volumes decreased by 1.19 MMcf and 2.54 MMcf to 6.12 MMcf and 12.33 MMcf for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Natural gas revenues decreased by $23,356 and $41,669 to $47,854 and $101,504 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The decrease in natural gas revenues was due to the devaluation of the hryvnia currency and also to the decrease of gas methane production compared to the same period in 2013.

The following table sets forth selected consolidated financial data as of and for the period ended June 30, 2014 and December 31, 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Gas sales	$47,854	$71,210	$101,505	$143,173
Other sales	2,932	8,019	15,095	9,420
Other income	896	8,055	2,110	16,287
Total Revenues and Other Income	51,682	87,284	118,710	168,880
Operating expenses:
Operating and maintenance expenses	42,141	53,632	92,595	112,601
General and administrative expenses	26,266	63,746	70,636	95,072
Depreciation, depletion and amortization	19,891	27,595	37,560	55,301
Professional fees	111,121	2,500	294,270	4,904
Total Operating Expenses	199,419	147,473	495,061	267,878
Loss from operations	(147,737)	(60,189)	(376,351)	(98,998)
Other income (expense):
Finance costs	-	(54)	-	(1,858)
Total other income (expense)	-	(54)	-	(1,858)
Loss before income taxes	(147,737)	(60,243)	(376,351)	(100,856)
Income tax benefit/(provision)	749	(2,631)	750	6,901
Net loss applicable to common shares	$(146,988)	$(62,874)	$(375,601)	(93,955)
Other comprehensive loss:
Foreign currency translation adjustment	(50,539)	-	(347,937)	-
Total other comprehensive loss	(50,539)	-	(347,937)	-
Comprehensive Loss	$(197,527)	$(62,874)	$(723,538)	(93,955)

Other income and other sales. Our other sales and income mainly included revenues using the Company-owned transportable machinery and equipment, such as a cementing unit, compressor unit and pump set to render services to third parties. Other income and other sales decreased by $12,246 and $8,501 to $3,828 and $17,206 for the three and six months ended June 30, 2014, respectively, compared to the same periods ended June 30, 2013.

Operating and maintenance expenses. Our operating and maintenance expenses of $42,141 mainly included wages and salaries of the gas production personnel, cost of materials, taxes and duties. Operating and maintenance expenses decreased by $11,491 and $20,006 for the three and six months ended June 30, 2014, respectively, compared to the same periods ended June 30, 2013, mainly due to decreases in material expenses.

General and administrative (“G&A”) expenses. G&A expenses decreased by $37,480 and $24,436 to $26,266 and $70,636 for the three and six months ended June 30, 2014, respectively, compared to the same periods ended June 30, 2013. Substantial cost saving is connected with the fact that in the relevant period of 2013, the company attracted the engineering companies for preparation of the necessary documentation for submission to the state authorities for extension of the special permit for production of gas by Ukrainian companies.

Depreciation, depletion and amortization (“DD&A”) expenses. Our DD&A expense decreased $7,704 and $17,741 to $19,891 and $37,560 for the three and six months ended June 30, 2014, respectively, compared to the same periods ended June 30, 2013.

Professional fees. Professional fee expenses increased $108,621 and $289,366 to $111,121 and $294,270 for the three and six months ended June 30, 2014, respectively, compared to the same periods ended June 30, 2013. The increase is due to additional accounting, legal, and consulting expenses.

Loss from operations. Our operating loss was $147,737 and $376,350 for the three and six months ended June 30, 2014, respectively, an increase to the operating loss of $87,494 and $275,494, compared to the operating loss of $60,243 and $100,856 for the same periods ended June 30, 2013, respectively. This increase in operating loss is primarily attributed to an increase in professional fees.

Net loss. Our net loss was $146,988 and $375,601 for the three and six months ended June 30, 2014, respectively, as compared to a net loss of $62,874 and $93,955 for the same periods ended June 30, 2013, respectively.

Liquidity and Capital Resources

The following is a summary of our change in cash and cash equivalents for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30
	2014	2013	Change
Net cash used in operating activities	$(150,341)	$(46,851)	$(103,490)
Net cash (used in) provided by investing activities	(714)	312,122	(312,836)
Net cash provided by / (used in) financing activities	111,990	(312,054)	424,044
Increase (Decrease) in cash	$(39,065)	$(46,783)	$7,718
Effect of translation	(11,707)	(501)	(11,206)
Net Increase (Decrease) in cash	(50,772)	(47,284)	(3,488)

Operating activities.

During the six months ended June 30, 2014 cash used in operating activities was $150,341 as compared to cash used in operating activities during the same period ended June 30, 2013 in the amount of $46,851.

Investing activities.

During the six months ended June 30, 2014 and 2013, net cash used in investing activities was $714 and net cash provided by investing activities of $312,122, respectively. The decrease was primarily attributed to repayments of notes receivable in 2013.

Financing activities.

During the six months ended June 30, 2014, cash provided by financing activities was $111,990 compared to cash used in financing activities during the same period ended June 30, 2013 in the amount of $312,054. The increase was primarily due to the increase in proceeds from common stock issued for cash and the difference in repayments of loans.

Our initial drilling program for 2014 is designed to provide flexibility in identifying suitable well locations and in the timing and size of capital investment. Our 2014 capital expenditure budget contemplated drilling of two shallow productive wells on Northern Tomashevskoye and Southern Tomashevskoye domes, modernizing degasification equipment and connecting our current two degassing wells with existing delivery infrastructure. Additionally in 2014, we intended to enhance our gas production through fracking and stimulation on our existing two exploratory, but currently suspended wells. Our capital expenditure budget was estimated at approximately $5.00 million in 2014 and is dependent on various factors, including market conditions, services and equipment availability, gas price and drilling results.

Due to unfavorable political developments in Ukraine, as described above, see the note 12, the company decided to postpone the beginning of drilling of new wells to the fourth quarter of 2014 and the first quarter of 2015.

Sources of Capital

Issuance of equity. In order to support our capital and exploration expenditures we plan to raise the equity capital from investors. As of the date of this filing, we raised $1,550,000 in gross proceeds from sale of our common stock. We will continue to assess our liquidity position and conditions on the capital markets and may increase or decrease our financing activities in 2014 accordingly.

Cash flow from operations. Since the drilling program in 2014 has not been implemented, we do not expect a significant increase in our cash flow from operations.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $3,179,887 in accumulated deficit since its inception, and has generated $118,710 of operating revenue during the six months ended June 30, 2014. These items raise substantial doubt about the Company’s ability to continue as a going concern.

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

PART II-  OTHER INFORMATION

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

GASE Energy, Inc.

Date: August 19, 2014	By:	/s/ Timur Khromaev
Name: Timur Khromaev
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

