Form 10-Q
period 2014-09-30
GASE ENERGY, INC.
filed 2014-11-14
CIK 1539574

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 14, 2014, there were outstanding 51,562,896 shares of the registrant’s common stock, $.0001 par value.

TABLE OF CONTENTS

		Page
PART I	Financial Information

Item 1.	Financial Statements.	F-1

	Condensed Consolidated Balance Sheet as of September 30, 2014 (Unaudited) and December 31, 2013	F-1

	Condensed Consolidated Statements of Operations and Comprehensive Loss For the Three and Nine months Ended September 30, 2014 and September 30, 2014 (Unaudited)	F-2

	Condensed Consolidated Statement of Cash Flows For the Nine months Ended September 30, 2014 and September 30, 2013 (Unaudited)	F-3

	Notes to Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	4

PART II	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 6.	Exhibits.	5

	Signatures	6

	Exhibits/Certifications

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GASE ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$22,220	$99,650
Accounts receivable, net	16,238	6,207
Inventories	21,792	41,749
Other current assets	4,814	7,281
Deferred income tax assets	2,937	2,945
Total current assets	68,001	157,832

Long-term assets:
Property, plant and equipment, net	604,355	1,090,537
Deferred income tax assets	14,352	21,015
Total Long-term assets	618,707	1,111,552

Total assets	$686,708	$1,269,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to related parties	$349,551	$341,953
Bank overdraft	-	454
Accounts payable	95,649	87,585
Taxes payable	11,588	9,567
Related party payables	152,525	3,025
Total current liabilities	609,313	442,584

Long-term liabilities:
Asset retirement obligations	36,522	56,917
Total long-term liabilities	36,522	56,917

Total liabilities	645,835	499,501

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Series A preferred stock - $.0001 par value; 1 share authorized; 0 shares outstanding as of September 30, 2014 and 1 share outstanding as of December 31, 2013	-	-
Undesignated preferred stock - $.0001 par value; 9,999,999 authorized; 0 shares outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock - $.0001 par value; 100,000,000 shares authorized, with 51,562,896 and 51,177,896 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	5,157	5,118
Additional paid-in capital	3,745,089	3,569,051
Accumulated deficit	(3,275,040)	(2,804,286)
Accumulated other comprehensive income	(434,333)	-
Total stockholders' equity	40,873	769,883
Total liabilities and stockholders' equity	$686,708	$1,269,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASE ENERGY, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Consolidated Three and Nine months Ended September 30, 2014 and 2013 (Unaudited)

	Consolidated Three months Ended September 30,	Consolidated Three months Ended September 30,	Consolidated Nine months Ended September 30,	Consolidated Nine Month Ended September 30,
	2014	2013	2014	2013

REVENUES AND OTHER INCOME
Gas sales	$47,425	$69,672	$148,930	$212,845
Other sales	9,214	14,215	24,309	23,635
Other income	597	3,070	2,707	19,357
Total Revenues and Other Income	57,236	86,957	175,946	255,837

OPERATING EXPENSES
Operating and maintenance expenses	42,129	70,293	134,724	182,894
General and administrative expenses	20,008	38,859	90,644	138,833
Depreciation, depletion and amortization	15,541	25,677	53,101	80,979
Professional fees	52,139	3,613,984	346,409	3,687,059

Total Operating Expenses	129,817	3,748,813	624,878	4,089,765

Loss from operations	(75,581)	(3,661,856)	(448,932)	(3,833,928)

Other Expense:
Finance costs	-	(6,382)	-	(8,240)
Other Expense	-	(6,382)	-	(8,240)

LOSS BEFORE INCOME TAX	(75,581)	(3,668,238)	(448,932)	(3,842,168)
Income tax benefit/(provision)	(7,431)	(3,230)	(6,681)	3,671
NET LOSS APPLICABLE TO COMMON SHARES	$(80,012)	$(3,671,468)	$(455,613)	$(3,838,497)

Other Comprehensive Loss
Foreign currency translation adjustment	(86,396)	-	(434,333)	(501)
Total Other Comprehensive Loss	(86,396)	-	(434,333)	(501)

COMPREHENSIVE LOSS	$(166,408)	$(3,671,468)	$(889,946)	$(3,838,998)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.09)	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	51,297,135	42,202,888	51,247,090	42,202,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASE ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2014	2013
Operating activities:
Net loss	$(455,613)	$(3,838,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Common shares issued for services	22,500	-
Depreciation, depletion and amortization	53,101	80,979
Deferred income taxes	6,672	(7,848)
Accretion expense	2,888	3,285
Finance costs	-	8,240
Other	-	705
Changes in assets and liabilities:
Accounts receivable	(12,570)	12,094
Inventory	2,879	6,666
Advances paid and deferred expenses	1,329	(1,188)
Accrued Investment Liability	-	837,500
Accounts payable and accrued liabilities	16,814	30,711
Prepaid taxes and taxes payable	5,922	(61,972)
Related party payable	149,500	25
Net cash used in operating activities	(206,578)	(2,929,300)

Investing activities:
Purchase of property, plant and equipment	(3,281)	(1,459)
Change in deposits	-	20,018
Receipts from collections of loans issued	-	320,433
Acquisition of subsidiary	-	(53,164)
Deposits for investments	-	(1,252,597)
Net cash used in investing activities	(3,281)	(966,769)

Financing activities:
Proceeds from advance subscription from investors	-	200,000
Proceeds from loans received	-	63,500
Repayments of loans received	7,143	(370,848)
Payments of notes issued	-	(34,130)
Proceeds from common stock issued for cash	134,985	4,407,662
Net cash provided by financing activities	142,128	4,266,184

Effect of translation to presentation currency	(9,699)	(500)

Net (decrease) increase in cash	(77,430)	369,616
Cash, beginning of period	99,650	197,101
Cash, end of period	$22,220	$566,717

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$4,171

Non cash financing activities
Transfer of loan received to additional paid-in capital	$-	$63,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

GASE ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

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

Under the Option Agreement, the Company was required to pay to BHL $412,500 as an advance payment to be credited towards the purchase price of the SSL shares. The Company made the advance payment on July 25, 2013. The balance of the purchase price in the amount of $837,500 was paid upon exercise of the option that was completed on November 25, 2013 by paying to BHL $500,000 in cash and issuing a promissory note in the principal amount of $337,500 for the balance of the option exercise price. The note bears no interest and has a maturity date of December 31, 2013, which was extended to March 31, 2015. The obligations of the Company under the note are secured by 1,000 shares of SSL purchased by the Company under the Option Agreement in accordance with the Pledge and Security Agreement dated November 25, 2013 made by the Company in favor of the collateral agent acting on behalf of BHL. As a result, SSL, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ became indirect wholly-owned subsidiaries of the Company.

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

The consolidated and combined financial statements are based upon the historical financial statements of Synderal Services LTD, NPK-Kontakt LLC and Lispromgaz LLC and certain adjustments that rely on preliminary estimates and certain assumptions which the Company believes are reasonable under the circumstances.

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

The national currency of Ukraine, Ukrainian Hryvnia (“UAH”) is the functional currency for the Group’s entities that operate in Ukraine. Monetary assets and liabilities denominated in currencies other than the US dollar have been translated into US dollar at the rate prevailing at each balance sheet date. Non-monetary assets and liabilities in currencies other than the US dollar have been translated into US dollars at historical rates. Non US dollar revenues, expenses and cash flows have been translated into US dollars at rates, which approximate actual rates at the date of the transaction. Translation differences resulting from the use of these rates are included in the statement of income.

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

Cash

Cash and cash equivalents comprise cash balances, call deposits and certificates of deposit with an original maturity of less than three months.

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

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended September 30		For the nine months ended September 30
	2014	2013	2014	2013
Net loss	$(80,012)	$(3,671,468)	$(455,613)	$(3,838,497)
Weighted average common shares outstanding (Basic and Diluted)	51,297,135	42,202,888	51,247,090	42,202,888
Net loss per share (Basic and diluted)	$(0.00)	$(0.09)	$(0.01)	$(0.09)

As of September 30, 2014 and December 31, 2013, the Company had 51,562,896 and 51,177,896 shares issued and outstanding, respectively. The Company had 155,000 potentially dilutive warrants issued and outstanding at September 30, 2014. For the three and nine months ended September 30, 2014 and 2013, the Company was in a loss position and the basic and diluted loss per share are the same since the effect of stock options and warrants on loss per share was anti-dilutive and thus not included in the diluted loss per share calculation.

Significant Concentrations

There is currently one customer that makes up 100% of total gas revenue as of September 30, 2014, and September 30, 2013, respectively. The loss of this customer would have a material adverse effect on the Company’s financial condition and results of operations.

Recently Enacted Accounting Standards

Based on our review of recently enacted accounting standards, the Company believes that none of them are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	September 30, 2014	December 31, 2013

Wells and related equipment and facilities	$709,066	$1,199,912
Buildings, equipment, vehicles, and other PPE	387,478	657,439
	1,096,544	1,857,351
Less: Accumulated depreciation	(492,189)	(766,814)
	604,355	1,090,537

The Group’s property, plant and equipment listed above include asset retirement costs associated with its asset retirement obligations (Note 6).

Exploratory wells

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

	September 30, 2014	December 31, 2013

Beginning balance	$412,028	$412,028
Effect of translation to presentation currency	(171,706)	-
Ending balance	240,322	412,028

Aging of capitalized suspended exploratory well costs:

	September 30, 2014	December 31, 2013

Capitalized for a period of one year or less	$-	$-
Capitalized for a period of between one and five years	33,283	33,283
Capitalized for a period of between five and ten years	374,274	378,745
Capitalized for a period of greater than ten years	4,471	-
Effect of translation to presentation currency	(171,706)	-
	240,322	412,028

Capitalized exploratory well costs are related to one project, represented by two wells drilled during 2003-2004: $103,144 and $134,331 and related expenses of $2,847 as of September 30, 2014. Decrease in value of these expenses was due to foreign currency devaluation. Due to technical and geological reasons, the wells were suspended in 2005. Currently, the Company is considering an overhaul and intensification of gas produced from these wells. The final assessment of the operational and economic viability of the production from those wells is expected at the end of 2015.

NOTE 5 – RELATED PARTIES

	September 30, 2014	December 31, 2013
Note payable to related parties	$349,551	$341,953
Related party payables	152,525	3,025
	502,076	344,978

Total amounts due to related parties as of September 30, 2014 and December 31, 2013 was $502,076 and $344,978, respectively.

Notes payable to related parties consists of the following agreements:

1)	On August 5, 2014, the Company entered into a financial support agreement with LLC “Innovative financial technologies” which provided funds in the amount of $12,051. The total amount available under the agreement is 400,000 UAH (equivalent of $29,572 USD as at September 30, 2014). The agreement is interest free, with an initial repayment term of 6 months for the first tranche and subject to extension.

2)	On July 25, 2013, GEEI entered into the Option Agreement with BHL, whereby BHL granted to GASE an option to purchase 1,000 shares of equity capital of SSL, representing all issued and outstanding shares of SSL, for $1,250,000. Under the Option Agreement, GEEI was required to pay to BHL $412,500 as an advance payment to be credited towards the purchase price of the SSL shares. The Company made the advance payment on July 25, 2013. The balance of the purchase price in the amount of $837,500 was paid by GEEI upon exercise of the option that was completed on November 25, 2013 by paying to BHL $500,000 in cash and issuing a promissory note in the principal amount of $337,500 for the balance of the option exercise price. The note bears no interest and has a maturity date of December 31, 2013, which was extended to March 31, 2015. The obligations of GEEI under the note are secured by 1,000 shares of SSL purchased by GEEI under the Option Agreement in accordance with the Pledge and Security Agreement dated November 25, 2013 made by GEEI in favor of the collateral agent acting on behalf of BHL. As of September 30, 2014, the Company had reduced the cost of the option by $165,000, paid $2,597 by common shares valued at par, paid $750,000 in cash with $337,500 remaining as a non interest bearing loan to BHL.

Related party payables consist of reimbursement of expenses and compensation to the Company’s acting Chairman and acting CEO for their services. Each of them was to receive the Company’s common shares in addition to a monthly cash payment for the period of April 15, 2013 through December 31, 2013. The compensation was calculated based on their average hours worked per week applied to an hourly rate that is compatible to the market rate of similar positions. As of September 30 2014 and December 31, 2013 amounts outstanding were $152,525 and 3,025, respectively.

NOTE 6 – ASSET RETIREMENT OBLIGATIONS

Change in asset retirement obligations:

	Year ended
	September 30, 2014	December 31, 2013
Beginning balance	56,917	53,591
Accretion expense	3,646	3,326
Effect of translation to presentation currency	(24,041)	-
Ending balance	36,522	56,917

NOTE 7 – STOCKHOLDERS’ EQUITY

As of December 31, 2013, the Company has authorized 110,000,000 shares consisting of 100,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of blank check preferred stock, par value $0.0001 per share.

On September 16, 2013, the Company effected a 56-for-1 forward stock split of its issued and outstanding shares of common stock. All common share and per share amounts have been restated for all periods presented for this stock split. As of September 30, 2014 and December 31, 2013, the Company has issued 51,562,896 and 51,177,896 of the authorized shares of common stock respectively.

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

On January 16, 2014, the Company issued 50,000 shares of Common Stock to an investor for $50,000.

On February 24, 2014 Mr. Herve Collet was appointed Chief Operating Office. The Company agreed to issue Mr. Collet 300,000 shares of stock of which 150,000 shares vest as of the date of the agreement and 150,000 shares vesting and issued 181 days after the date of the agreement. As of March 31, 2014 the first 150,000 shares had not been issued. On February 24, 2014 the stock was trading at $0.64 whereby the shares were valued at $96,000 and was recorded as a payable to related parties.

On June 11, 2014, the Company issued 60,000 shares of Common Stock to an investor for $60,000.

On July 25, 2014, one share of Series A preferred stock was automatically converted into one share of the Company’s common stock.

On August 28, 2014, the Company issued 25,000 shares of Common Stock to an investor for $25,000.

On September 24, 2014, the Company and Fedoriv.Com INC LP concluded an agreement to provide comprehensive services for promoting Company’s trademarks and products. The payment for services provided by Fedoriv.Com INC LP is 500,000 shares of Common Stock. On September 26, 2014 the Company issued 250,000 shares of Common Stock to Fedoriv.com Inc. LP.

NOTE 8 – STOCK PURCHASE WARRANTS

During the nine month period ended September 30, 2014, the Company issued warrants to purchase a total of 11,000 shares of the Company’s Common Stock. The Company issued the warrants as stock offering costs of 10% of the total dollar value of subscriptions at $1.00 per share under the agreement with the placement agent. The warrants were valued using the Black-Scholes pricing model under the assumptions noted below totaling $3,698 booked to additional paid in capital and offset as stock issuance fees. Volatility was calculated by using the average volatility of three benchmark companies in the same line of business with similar revenues and assets. The Company apportioned value to the warrants based on the relative fair market value of the Common Stock and warrants.

There were no warrants issued during the third quarter of 2014.

The following table presents the assumptions used to estimate the fair values of the stock warrants and options granted during the nine months ended September 30, 2014:

	2014	2013
Expected volatility	287-364%	287-294%
Expected dividends	0%	0%
Expected term	5 Years	5 Years
Risk-free interest rate	1.36-1.70%	1.36-1.43%

The following table summarizes the changes in warrants outstanding issued to employees and non-employees of the Company during the nine months ended September 30, 2014.

Date Issued	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)
Balance December 31, 2013	144,000	$1.00	$1.00	5.00
Granted	11,000	1.00	0.34	5.00
Exercised	-	-	-	-
Cancelled/Expired
Outstanding as of September 30, 2014	155,000	$1.00	$0.95	5.00

NOTE 9 – TAXES PAYABLE

	September 30, 2014	December 31, 2013

VAT payable	927	4,432
Other taxes payable	10,661	5,135
	11,588	9,567

NOTE 10 – FOREIGN CURRENCY TRANSLATION

Transactions involving the Company's two natural gas companies in Ukraine, are denominated in Ukrainian Hryvnia. Assets and liabilities denominated in Ukrainian Hryvnia are revalued to the United States dollar equivalent. The effect of change in exchange rates from the transaction dates to the reporting date, for assets and liabilities, is reported as a Cumulative Currency Translation Adjustment and included in Other Comprehensive Gains or (Losses). As of September 30, 2014, the Company’s accumulated translation loss totaled $434,333.

NOTE 11 –COMMITMENTS AND CONTINGENCIES

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

Political Risks

After continuous political and social turbulence that resulted in dismissal of the acting President of Ukraine, on February 27, 2014, the Ukrainian parliament appointed an interim government with a mandate to execute the Ukraine-EU Association and Free trade agreements, negotiated USD 16 billion IMF program in order to support implementation of liberal economic, judicial and social reforms. The Parliament also scheduled presidential elections which took place May 25, 2014. The US and European Union also agreed to provide additional USD 20 billion financial and technical support for Ukraine in light of its recent economic and military tensions with Russian Federation. The Parliament also scheduled the presidential elections, which took place on May 25, 2014. As a result Mr. Petro Poroshenko won the presidency with overwhelming majority in first round.

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

Petr Poroshenko, the President of Ukraine elected in May 2014, presented his program of peaceful regulation of the situation in the East of Ukraine. Based on this peaceful plan, the signing of the protocol which contains the steps and measures aimed at de-escalation of the situation in Donetsk and Lugansk regions took place in Minsk at the beginning of September.

This protocol was signed by Ukraine, the Organization for Security and Co-operation in Europe (OSCE) and Russia and contains 12 steps which regulate the process of implementation of peace on the given territory. In connection with signing the cessation of arms and cease-fire was announced. Together with that, the terrorists do not follow this condition and the locations of Ukrainian army undergo the firing.

At the end of August, the President of Ukraine announced about the dismissal of the Parliament and the pre-term elections to the Parliament on October 26th.

During September-October the Parliament adopted several important laws including the laws aimed at the reforms in Ukraine and improvement of the investment climate in Ukraine: laws on the public prosecutor’s office, the National anti-corruption bureau of Ukraine and on the prevention of corruption.

The territory where the licensed area of the Company is located and the operation activity is implemented is located on the territory controlled by Ukrainian military forces. The bank system (commercial banks and the National Bank of Ukraine) and the system of the state regulation (state and tax administrations) fully function, which enables the Company to receive the cash assets in time and make all necessary payments.

October 26, 2014 early parliamentary elections took place. The elections were held under a mixed system: 225 deputies from parties and 225 deputies by majority districts. According to the results of the parliamentary elections were held six political parties: Block Poroshenko, the Narodnuy Front (Yatsenyuk), Samopomich, Opposition bloc, the Radical Party and the Batkivshchyna (Yulia Tymoshenko). Four parties announced the beginning of negotiations on forming a coalition and formation of a new Cabinet of Ministers. The coalition will be formed on the basis of the European choice of Ukraine, the need for structural economic reforms and the restoration of the territorial integrity of the country. The European Union, the International Monetary Fund and others international financial institution support efforts of Ukraine government and provide financial assistance and loans.

Such events and circumstances have an adverse effect on investment climate in Ukraine and in case of further escalation might have further negative impact on the business environment.

Equipment

On July 22, 2014, the Company entered into an agreement for supply of a two-stage compressor in the Ukraine. The cost of the compressor is 19,090 EUR. The equipment will be complete and delivered in approximately 11 weeks. The payment for the equipment is to be made by two payments: 40% was paid after the signing of agreement (11,454 EUR) and the balance of 60% after the delivery. Delivery is expected in the Ukraine in November.

NOTE 12 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred $3,275,040 in accumulated deficit since its inception and has generated $57,236 and $175,946, in operating revenue during the three and nine months ended September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2014 through the date the financial statements were issued and determined no subsequent events warranted accounting disclosure.

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

Start of AMM production. We intend to start production of abandoned mine methane (AMM) by modernizing degasification equipment and connecting our current two degassing wells with existing delivery infrastructure. In addition, we intend to significantly enhance our coal bed methane (CBM) production by drilling on the developed domes numerous new shallow vent-wells up to 500m each.

Conduct further geological research within our Lisichansk-Toskovskay area. We intend to obtain new geological information for potential additional under-fault gas resources by reworking and deepening the 7K well up to 1,500 meters (under the fault) or drilling a new well up to 1,500 meters. In any case, the Company will hold the cement stabilization on the horizon 600, enter into production and produce the gas methane on 7-K from productive horizon at depth of 555-570 m.

We will also focus our efforts to carry out modern geological studies on the entire license area through 2D and 3D seismic as well as modern helium survey. As a result, we expect to compile a geophysical database and obtain geological proofs to update our reserves valuation. The Company plans to conduct geological research in 2015.

Our 2014-2018 strategic and operational plan is subject to various factors, including the ability to obtain adequate financing, market conditions, gas field services and equipment availability, commodity prices, drilling results and political instability. While we continue to explore opportunities to enhance our gas production volumes, our main efforts will be focused on drilling and completing wells. If we choose to pursue the rapid expansion strategy, we will contemplate obtaining greenfield licenses directly from government authorities and acquire underperforming existing operators that have room to grow.

Due to unfavorable political and military situation, the Company has decided not to initiate a drilling program in 2014. Since the Company’s licensed area is located at a place under the control of public authorities and the Ukrainian army, the Company began negotiations with the service (drilling) companies about the possible start drilling in the first quarter of 2015 shallow wells. These wells will be drilled for the development of production of AMM.

Results of Operations for the Three and Nine Months ended September 30, 2014 and 2013

The following table discloses our gas sales volumes for the periods indicated:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2014	2013	2014	2013
Sales Volume:
Gas production (MMcf)	5.05	7.13	17.41	22.00
Gas sales price ($/Mcf) (excluding VAT)	9.39	9.77	8.56	9.68
Gas sales ($)	47,425	69,672	148,930	212,845

Natural gas sales revenues. Natural gas sales volumes decreased by 2.08 MMcf and 4.59 MMcf to 5.05 MMcf and 17.41 MMcf for the three and Nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Natural gas revenues decreased by $22,247 and $63,915 to $47,425 and $148,930 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease in natural gas revenues was due to the devaluation of the hryvnia currency and also to the decrease of gas methane production compared to the same period in 2013.

The following table sets forth selected consolidated financial data as of and for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2014	2013	2014	2013
Gas sales	$47,425	$69,672	$148,930	$212,845
Other sales	9,214	14,215	24,309	23,635
Other income	597	3,070	2,707	19,357
Total Revenues and Other Income	57,236	86,957	175,946	255,837
Operating expenses:
Operating and maintenance expenses	42,129	70,293	134,724	182,894
General and administrative expenses	20,008	38,859	90,644	138,833
Depreciation, depletion and amortization	15,541	25,677	53,101	80,979
Professional fees	52,139	3,613,984	346,409	3,687,059
Total Operating Expenses	129,817	3,748,813	624,878	4,089,765
Loss from operations	(72,581)	(3,661,856)	(448,932)	(3,833,928)
Other income (expense):
Finance costs	-	(6,382)	-	(8,240)
Total other income (expense)	-	(6,382)	-	(8,240)
Loss before income taxes	(300,081)	(3,668,238)	(448,932)	(3,842,168)
Income tax benefit/(provision)	(7,431)	(3,230)	(6,681)	3,671
Net loss applicable to common shares	$(307,512)	$(3,671,468)	$(455,613)	(3,838,497)
Other comprehensive loss:
Foreign currency translation adjustment	(86,396)	-	(434,333)	(501)
Total other comprehensive loss	(86,396)	-	(434,333)	(501)
Comprehensive Loss	$(166,408)	$(3,671,468)	$(889,946)	(3,838,998)

Other income and other sales. Our other sales and income mainly included revenues using the Company-owned transportable machinery and equipment, such as a cementing unit, compressor unit and pump set to render services to third parties. Other income and other sales decreased by $7,474 and $15,976 to $9,811 and $27,016 for the three and nine months ended September 30, 2014, respectively, compared to the same periods ended September 30, 2013.

Operating and maintenance expenses. Our operating and maintenance expenses of $42,129 for the three months ended September 30, 2014 mainly included wages and salaries of the gas production personnel, cost of materials, taxes and duties. Operating and maintenance expenses decreased by $28,164 and $48,170 to $42,129 and $134,724 for the three and nine months ended September 30, 2014, respectively, compared to the same periods ended September 30, 2013, mainly due to decreases in material expenses.

General and administrative (“G&A”) expenses. G&A expenses decreased by $18,851 and $48,189 to $20,008 and $90,644 for the three and nine months ended September 30, 2014, respectively, compared to the same periods ended September 30, 2013. Substantial cost saving is connected with the fact that in the relevant period of 2013, the company attracted the engineering companies for preparation of the necessary documentation for submission to the state authorities for extension of the special permit for production of gas by Ukrainian companies.

Depreciation, depletion and amortization (“DD&A”) expenses. Our DD&A expense decreased by $10,136 and $27,878 to $15,541 and $53,101 for the three and nine months ended September 30, 2014, respectively, compared to the same periods ended September 30, 2013.

Professional fees. Professional fee expenses decreased by $3,561,845 and $3,340,650 to $52,139 and $346,409 for the three and nine months ended September 30, 2014, respectively, compared to the same periods ended September 30, 2013. During the respective period of 2013, the Company made purchases of Ukrainian assets, accompanied by significant professional costs, which activity was not repeated in the 2014 period. Professional fee expenses in 2013 included legal fees and consulting expenses related to the preparation, execution and consummation of a series of transactions we entered during year 2013 pursuant to a Share Exchange Agreement, Stock Purchase Option Agreement and Private Placement of Common Stock.

Loss from operations. Our operating loss decreased by $3,589,275 and $3,384,997 to $75,581 and $448,931 for the three and nine months ended September 30, 2014, respectively, compared to same periods ended September 30, 2013. This decrease in operating loss is primarily attributed to a decrease in professional fees.

Net loss. Our net loss decreased by $3,591,456 and $3,382,885 to $80,012 and $455,612 for the three and nine months ended September 30, 2014, respectively, compared to same periods ended September 30, 2013. This decrease in operating loss is primarily attributed to a decrease in professional fees.

Liquidity and Capital Resources

The financial statements for the three and nine months ended September 30, 2014 and 2013, were prepared assuming we will continue as a going concern. The Company has incurred $3,275,040 in accumulated deficit since its inception and has generated $57,236 and $175,946, in operating revenue during the three and nine months ended September 30, 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements through debt or equity financing and the success of future operations. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet our needs and we can provide no assurance that we will continue to satisfy our cash requirements for the next twelve months. These condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Our initial drilling program for 2014 was designed to provide flexibility in identifying suitable well locations and in the timing and size of capital investment. Due to unfavorable political developments in Ukraine, as described in Note 12 to the attached accompanying condensed consolidated financial statements, the company decided to postpone the beginning of drilling of new wells to the first quarter of 2015. Since the drilling program in 2014 has not been implemented, we do not expect a significant increase in our cash flow from operations.

The following is a summary of our change in cash and cash equivalents for the Nine months ended September 30, 2014 and 2013:

	For the Nine months ended September 30
	2014	2013	Change
Net cash used in operating activities	$(206,578)	$(2,929,300)	$2,722,722
Net cash used in investing activities	(3,281)	(966,769)	963,488
Net cash provided by financing activities	142,128	4,266,184	(4,124,056)
Increase (Decrease) in cash	$(67,731)	$370,116	$(437,847)
Effect of translation	(9,699)	(500)	(9,199)
Net Increase (Decrease) in cash	(77,430)	369,616	(447,046)

Operating activities.

During the Nine months ended September 30, 2014 cash used in operating activities was $206,578 as compared to cash used in operating activities during the same period ended September 30, 2013 in the amount of $2,929,300. This decrease in cash used in operating activities is primarily attributed to a decrease in professional fees.

Investing activities.

During the Nine months ended September 30, 2014 and 2013, net cash used in investing activities was $3,281 and $966,769, respectively. The decrease in cash used in investing activities in 2014 was primarily attributed to a decrease in deposits for investments compared to the prior year period.

Financing activities.

During the Nine months ended September 30, 2014 and 2013, cash provided by financing activities was $142,128 and $4,266,184, respectively. The decrease in cash provided by financing activities in 2014 was primarily due to a decrease in proceeds received from the issuance of common stock for cash compared to the prior year period.

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

PART II-  OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 26, 2014, the Company issued 250,000 shares of common stock to a consultant for services for promoting Company’s trademarks and products.

The foregoing issuance of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation S promulgated thereunder.

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

GASE Energy, Inc.

Date: November 14, 2014	By:	/s/ Timur Khromaev
Name: Timur Khromaev
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

