Form 10-K/A
period 2013-12-31
GASE ENERGY, INC.
filed 2015-02-26
CIK 1539574

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001.

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

GASE Energy, Inc.

Form 10-K/A

Amendment No. 1

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Filing”) to the Annual Report on Form 10-K (the “Original Filing”) of GASE Energy, Inc. for the fiscal year ended December 31, 2013 that we filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 to revise certain disclosures pursuant to a comment letter we received from the SEC in connection with our filing of the Registration Statement on Form 10 with the SEC on September 8, 2014. This Amended Filing does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. This Amended Filing should be read in conjunction with the Original Filing and the Company's other filings made with the SEC subsequent to the filing of the Original Filing.

PART I

ITEM 1. BUSINESS

Corporate History

GASE Energy, Inc. (formerly, “Great East Energy, Inc.,” the “Company”) was incorporated under the name Epsilon Corp on October 17, 2011 in the State of Delaware. The business plan of the Company was originally to launch and maintain an on-line social network for start-ups in high-tech industry, where entrepreneurs and investors and industry experts meet. Immediately after the completion of the Share Exchange, the Company discontinued its on-line social network business and changed its business plan to acquisition and development of natural gas properties located in Ukraine. Effective September 10, 2013, the Company changed its name to Great East Energy, Inc. Effective June 13, 2014, the Company’s name was changed to “GASE Energy, Inc.”

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

Location Map

Structure	Size (acres)	Gross acres	Net Acres	Producing wells	Non-producing well(s)	Gross/Net wells*
Developed
Northern Tomashevskoye	2,100	2,100	2,100	0	3	3
Southern Tomashevskoye	1,977	1,977	1,977	2	5	5
Total	4,077	4,077	4,077
Undeveloped	99,954	99,954	99,954	0		0
Total	104,031	104,031	104,031	2	8	8

* Company has 100% interest in its properties, thus net equals gross ownership.

Special permit for geological research, including the pilot production, allows operating on the entire license area, developed and undeveloped acreage, up to September 2018. Specific minimum volume of work and the timing of their implementation are set out in an Agreement between the Company and the State service of geology and subsoil of Ukraine. See section of this report entitled “Business – Government Regulation” on page 9.

As of December 31, 2013, we had estimated proved reserves of 713 million cubic meter (“MMcm”) of natural gas according to the Competent Person’s Report issued in December 2013 by an independent expert retained as the Company’s consulting petroleum engineer. The following table summarizes our estimated reserves by category as of December 31, 2013:

	Estimated Reserves				Average
	Gross		Net to Company		Per Location (160 acres)
	MMm[3]	Bcf	MMm[3]	Bcf	MMm[3]	Bcf
Category
Proved	713	25	535	19	43	6

Proved Undeveloped	624	22	468	17	34	5

In estimating its reserves, the Company relied on the expertise of a third party, Mr. Barry L. Whelan, P. Geo.

Mr. Barry L. Whelan , age 72, is a professional geological consultant to numerous natural resource and industrial development companies with natural resource holdings in oil, gas and minerals worldwide. His responsibilities include: preparation of NI 51-101, economic evaluations of properties; research and development of projects which have economic potential; evaluation of projects and their requirements for capital; presentations to management, financial institutions, and shareholders; economic analysis of resource properties and coordination of acquisition, development and production for resource properties; filing of V.S.E. reports, assessment reports and property evaluations for resource properties. The geographical areas of operations and research that Mr. Whelan has covered include North America, South America (Colombia, Brazil, Argentina, Chile, Ecuador and Venezuela), Tunisia, Ghana, Kazakhstan, Indonesia, China, Ukraine, Poland, Papua New Guinea and Israel.

Currently, he is the Chief Operating Officer and Director of Energy Resources Corp., based in Vancouver company engaged in natural resource development in the United States. He has also been working for Bison Petroleum Inc. in Salt Lake City as a Vice-President-Explorations since 2013. Mr. Whelan served as Chief Operating Officer of Hard Creek Nickel Corp. (formerly, Canadian Metals Exploration Ltd.) from January 8, 2004 to January 7, 2005 and also its Secretary from January 16, 2004 to February 26, 2004. Hard Creek Nickel Corporation, an exploration stage company, is engaged in the acquisition, exploration, and development of mineral properties in Canada.

Mr. Whelan graduated from University of Western Ontario in 1961 with a Bachelor of Arts in Geology. He has been a member in different geological organizations, including Association of Professional Engineers and Geoscientists of the Province of British Columbia, Association of Professional Engineers, Geologists and Geophysicists of Alberta, Geological Association of Canada, Canadian Society of Petroleum Geologists and Institute of Petroleum, London.

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

Due to unfavorable political and military situation, the Company has decided not to initiate a drilling program in 2014. Based on the improved military situation because of the cease-fire agreed to by the Ukrainian and the separatist forces of Eastern Ukraine, and that the Company’s licensed area is located on the territory under the control of public authorities and the Ukrainian army, the Company began negotiations with the service (drilling) companies about potentially initiating drilling in the first quarter of 2015 shallow wells. These wells will be drilled for the development of production of AMM.

We believe that all the above factors will combine to favorably affect our financial position and financial results.

Recent Developments

From January 2014 we have started realizing our strategic plan of increasing production and developing our asset base by conducting geological investigation. Our efforts are focused on performing further geological studies at our Northern and Southern Tomashevskiy domes and determining the optimal placement for our three new production shallow wells of up to 800 m each. We intend to utilize the expertise of third parties for our drilling programs; as such we will hold a tender among drilling and service companies with a view to start drilling works in the second half of 2014. Additionally, we plan to put into operation two small degassing wells by installing additional compressors and connecting them to the existing flare plant.

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

●   The Cabinet of Ministers provides the general legal framework for hydrocarbons, sets hydrocarbon taxes and Product Sharing Agreement (PSA) terms.

●   Tariffs are regulated by the National Energy Regulation Commission (NERC). It sets the boundary price for both industrial and residential consumers and provides general supervision over the market.

●   The Ministry of Energy and Coal Industry of Ukraine is responsible for Ukraine’s energy strategy formation, as well as the commissioning of the deposits into commercial production and approval of reserves estimations.

The legislation “On Oil and Gas” and “The Code on Mineral Resources” are the two documents regulating the issue of special permits for the use of mineral resources in oil and gas production. There are several types of special permits for the use of oil and gas mineral resources:

●	For geological studies of oil and gas resources, including experimental programs;
●	For geological studies of oil and gas resources, including experimental programs, with subsequent oil and gas production (pilot production);
●	Oil and gas production (commercial development).

Special permits for the use of mineral resources are granted via auction. If the applicant company has already done geological studies at its own cost and proven to the State Commission on Mineral Resources that there are hydrocarbon reserves, this company earns the right to obtain the special permit without the auction.

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

Permits for field exploration and other agreements contain the minimum work plan which the applicant company must fulfill within a certain time period, including the following:

●        Seismic studies;

●        Development drilling;

●        Full repairs of the well;

●        Reserve assessment and other studies;

●        Environmental impact assessment.

The Ministry of Environmental Protection may also attach other conditions to the use of mineral resources. Once the minimum work plan is completed and results have been submitted to the State Commission on Mineral Resources, the license holder may apply to the Ministry of Environmental Protection for a commercial development license.

This application must include the results of the independent reserve assessment (according UA standards), information on the fulfillment of responsibilities stipulated in the work program and a field development plan.

The Ministry of Environmental Protection of Ukraine usually takes six to nine months to process a commercial development license. During the transition period (up to 70 days) between the experimental program license and the commercial development license, all field development must be suspended. A commercial development license is usually granted for 20 years, though this can vary depending on the size of the field reserves. The experimental program license holder has a priority over other applicants for the commercial development license. Before the company can start oil and gas production, they need to obtain a commercial development license.

At the present time, the Company possesses a special permit for geological investigation including the experimental-industrial production. The special permit retained by the Company covers both the present production from its two wells and future drillings of new wells in accordance with the planned drilling program and within the licensed area under the special permit. Initially, this license was given in 2003 based on the fact that Ukrainian company (NPK-Kontakt) held geological investigations at this area earlier till 2003. During 2003-2013, the Company renewed and extended this license twice, in 2008 and 2013, according to the above mentioned procedure and Ukrainian legislation.

According to Ukrainian legislation, the Company signed the agreement about the conditions of usage of subsoil for geological investigations and experimental-industrial development of hydrocarbons with the State service of geology and subsoil of Ukraine, together with prolongation of the special permit. In Appendix 1 to this agreement the following schedule of works was agreed:

№ п/п	Types of works and expenses	Volume of works	Cost of works (thousand UAH)	Source of financing	Term of implementation of works
1	Receiving a special permit for usage of subsoil	1	400,0	Own costs	2-3 Q of 2013
2	Conclusion of agreement about monitoring and scientific maintenance of performance of the special conditions of the Agreement and a Contract about the conditions of usage of subsoil	1		Own costs	1 Q of 2014
3	Making up a project and financial documentation of preliminary and detailed prospecting		150,0	Own costs	3 Q of 2014 –1 Q of 2016
4	Drilling of prospecting wells: defining of the general patterns of geological structure of the deposit, defining the perspectives of the licensed area and forecasted resources of the raw materials; Drilling of prospecting wells: edging of the deposit, detailing of peculiarities of the geological structure, examination of qualitative and quantitative parameters of the raw material and explanation of calculation of the reserves	9650 m	70000,0	Own costs	4 Q of 2014 – 1Q of 2018
5	Complex of geological prospecting works: geological servicing of the drilling works, sampling of core from the wells, gamma-ray logging of the wells and hydrogeological investigations	9650 m	3500,0	Own costs	4 Q of 2014 –1 Q of 2018
6	Making up the project of research and industrial development	4	400,0	Own costs	2 Q of 2016 – 2 Q of 2018
7	Research and industrial development		6000,0	Own costs	3 Q- 3Q of 2018
8	Laboratory works: arrangement of physical and mechanical investigations, defining the petrographic and chemical composition; Laboratory and technical tests: arrangement of physical and mathematic investigations of the core samples by the full and shortened program, testing of the raw material; petrographic, chemical and spectral analyses, radiation and hygienic evaluation of raw material		100,0	Own costs	4Q of 2014 –1Q of 2018
9	Office works: making up the geological report, preparation of materials and making the TEO of the constant conditions		500,0	Own costs	1-2 Q of 2018
10	Approval of reserves of the mineral at the State Committee on Reserves of Minerals of Ukraine		300,0	Own costs	2-3 Q of 2018

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

Lessor	Purpose	Date of Agreement	Date of Termination	Area, ac	Annual rent* USD	Annual rent UAH
Lisichanskiy Glass "Proletariy"	Sub-lease of premises Gas distribution substation	11/14/2005	12/12/2014	0.009	480.18	5946.90
Novodruzhesk city council	Gas treatment units	5/14/2014	5/14/2024	1.042	214.45	2655.83
Novodruzhesk city council	Warehouse for emergency burning of gas	5/14/2014	5/14/2019	0.270	69.49	860.64
Lysychansk city council	Ground-based part of pipeline	9/12/2014	9/12/2019	0.077	151.79	1879.96
Popasnyanska district state administration**	Gas treatment units	2/14/2007	2/14/2012	0.469	40.65	503.45
Lysychansk city council	Enter from office	1/18/2012	1/18/2015	0.0032	12.90	159.78
Lysychansk city council	Administration and maintenance building	7/13/2004	7/13/2029	3.248	5517.69	68334,5
Lysychansk city council	Well	6/9/2005	6/8/2030	0.006	10.49	129.97
Novodruzhesk city council	Well	12/19/2013	9/8/2018	0.037	15.26	188.96
Novodruzhesk city council	Well	1/30/2012	1/29/2017	0.074	15.26	189.0
Novodruzhesk city council	Well	1/30/2012	1/29/2017	1.248	256.82	3180.64

* Annual rent was calculated using the average exchange rate for UAH/USD 12.385 UAH per 1 USD during the period from January to October 2014.

** The application for extension of the agreement has been submitted by the Company to the local government authority. Popasnyanska district state administration has confirmed lease agreement on the same terms. Now Company is in the process of signing of the Lease Agreement.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD-LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS", "INTENDS", "WILL", "HOPES", "SEEKS", "ANTICIPATES", "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD-LOOKING STATEMENT. SUCH FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K/A AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

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

Starting of AMM production. We intend to start production of abandoned mine methane (AMM), by modernizing degasification equipment and connecting our current two degassing wells with existing delivery infrastructure. In addition, we intend significantly enhance our CBM production by drilling on the developed domes numerous new shallow vent-wells up to 500m each.

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

Due to unfavorable political and military situation, the Company has decided not to initiate a drilling program in 2014. Based on the improved military situation because of the cease-fire agreed to by the Ukrainian and the separatist forces of Eastern Ukraine, and that the Company’s licensed area is located on the territory under the control of public authorities and the Ukrainian army, the Company began negotiations with the service (drilling) companies about potentially initiating drilling in the first quarter of 2015 shallow wells. These wells will be drilled for the development of production of AMM.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information as of March 28, 2014 concerning our directors and executive officers. Some of our officers and directors reside outside of the United States. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce judgments obtained in the United States courts against them.

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

Michael Doron , age 52, is an accomplished corporate leader with executive level experience in the financing of small to mid-cap private and public companies. Currently based in Stockholm, Sweden, he has been the Managing Director of Alta Nordic, a boutique consulting company, since October 2013. From 2009 to April 2013, Mr. Doron was the Managing Partner at DDR & Associates, a business development firm specializing in pre-IPO companies. Previously Mr. Doron was Co-Founder and a Partner in Evolution Capital, a private firm working in conjunction with DDR, and specializing in providing capital to publicly held companies using various debt instruments. He serves on the Board of Directors of MusclePharm Corp (NASDAQ: MSLP) and Next Graphite, Inc. (OTCBB: GPNE). We believe that Mr. Doron’s qualifications and his extensive experience with emerging public companies provide a unique perspective for our board.

Herve Collet , age 66, has worked as a consulting petroleum engineer on various projects in the U.S., Ukraine, Canada, Russia and France since 2010. Since 2012, he has been the Consulting Operation Engineer for European Gas Limited whose project is located in France. From 2010 through 2012, Mr. Collet was a Consulting Petroleum Engineer at Kulczyk Oil and Gas located in Canada, U.S. Ukraine and Russia. From 2005 to 2010, he was the Vice President of Operations at PanTerra Resource Corp. in Canada. From 2004 to 2005, Mr. Collet was the General Manager of Canoro Resources Ltd. Delhi India in India. Prior to that, he worked in various capacities including senior drilling engineer, general manager, project manager and deputy director general on oil and gas projects worldwide, including countries of the former Soviet Union, Latin America, North Africa, Canada and Western Europe. Mr. Collet started his career in the industry in 1974. Mr. Collet obtained an AB degree in Geology from the University of Calgary, Calgary, Canada, and an AB degree in Engineering from the Mount Royal College, Calgary, Canada.

All of our officers and directors spend 30% to 50% of their professional time on the Company’s operation. In the future when the Company commences drilling, however, more of their time will be devoted.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2014 by (i) any person or group with more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and each other executive officer whose cash compensation for the most recent fiscal year exceeded $100,000, and (iv) all such executive officers and directors as a group. Unless otherwise specified, the address of each of the officers and directors set forth below is in care of the Company, 173 Keith St., Suite 300, Warrenton, VA 20186. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table to our knowledge have sole voting and investment power with respect to all shares of securities shown as beneficially owned by them.

Name	Office	Shares Beneficially Owned(1)	Percent of Class(2)

Officers and Directors
Michael Doron	Chairman, Director and Secretary	299,992	*

Timur Khromaev(3)(4)	Director, CEO, CFO and Treasurer	27,495,511	53.7%

All officers and directors as a group (2 persons named above)		27,795,505	54.3%

5% Securities Holders
Bezerius Holdings Limited(3)(4) Boumpoulimas, 11, 3rd Floor Nicosia, Republic of Cyprus 1060		27,495,513	53.7%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	Based on 51,227,896 shares of the Company’s common stock outstanding as of March 28, 2014.

(3)	Includes one share of common stock issuable upon conversion of one share of Series A preferred stock.

(4)

Ask Management  LTD and Ask Investments LTD collectively hold 100% of the equity interests of Bezerius Holdings Limited as trustees for the benefit of Mr. Timur Khromaev, our former CEO, CFO and director.

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

PART IV

ITEM 15. EXHIBITS

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

(b) Exhibits

Number	Description

2.1	Share Exchange Agreement (1)

3.1	Certificate of Incorporation of the Company (2)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (3)

3.3	By-laws of the Company (2)

4.1	Promissory Note made by GEEI to BHL (4)

4.2	Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (4)

4.3	Specimen of Common Stock Certificate (5)

10.1	Form of Option Agreement by and between GEEI and BHL (1)

10.2	Form of Subscription Agreement by and among the Company and investors (1)

10.3	Affiliate Stock Purchase Agreement by and between GEEI and David Schwartz (1)

10.4	Amendment to Affiliate Stock Purchase Agreement by and between GEEI and David Schwartz (1)

10.5	Independent Consultant Agreement by and between GEEI and Michael Doron (1)

10.6	Independent Consultant Agreement by and between GEEI and Escrow, LLC (1)

10.7	Independent Consultant Agreement by and between GEEI and Timur Khromaev (5)

10.8	Competent Person’s Report*

21.1	List of Subsidiaries (5)

31.1	Certifications of Larysa Prymenko pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Larysa Prymenko pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Footnotes:

*Filed herewith

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on July 31, 2013.

(2)	Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on February 3, 2012.

(3)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 19, 2013.

(4)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 26, 2013.

(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on April 15, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GASE Energy, Inc.

Date: February 26, 2015	By:	/s/ Larysa Prymenko
Name: Larysa Prymenko
Title: Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Title	Date

/s/ Larysa Prymenko	February 26, 2015
Larysa Prymenko
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Doron	February 26, 2015
Michael Doron, Director

GREAT EAST ENERGY, INC.

(Currently Known As GASE Energy, Inc.)

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

28 Fizkultury Street
Kyiv, 03680
Ukraine

T: +380 (44) 284 18 65
T: +380 (44) 284 18 66

info@bakertillyukraine.com
www.bakertillyukraine.com

Report of Independent Registered Public Accounting Firm

To the shareholders of Synderal Services LTD

We have audited the accompanying combined balance sheets of Synderal Services LTD and its subsidiaries (the "Group") as of December 31, 2012, 2011 and 2010, and the related combined statements of comprehensive income, equity, and cash flows for each of the two years in the period ended December 31, 2012, These combined financial statements are the responsibility of the Group's management Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Group as of December 31, 2012, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

Baker Tilly Ukraine

Kyiv, Ukraine

September 27, 2013

Baker Tilly is a trademark of the UK firm Baker Tilly UK Group LLP, used by Baker Tilly Ukraine LLP under license. The Company Registration is No.3037906.

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

Stockholders’ equity :
Series A preferred stock - $.0001 par value; 1 shares authorized; 0 shares outstanding as of December 30, 2012, 1 Series A shares issued and outstanding December 31, 2013
Undesignated preferred stock - $.0001 par value; 9,999,999 authorized; 0 shares outstanding as of December 30, 2012 and December 31, 2013	-	-
Common stock - $.0001 par value; 100,000,000 and 5,600,000,000 shares authorized at December 31, 2013 and 2012, respectively;
51,177,896 and 188,160,000 shares issued and outstanding, at December 31, 2013 and 2012, respectively	5,118	18,816
Additional paid-in capital	3,569,051	50,801
Accumulated deficit	(2,804,286)	1,155,943
Total stockholders' equity	769,883	1,225,560
Total liabilities and stockholders' equity	$1,269,384	$1,840,582

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

The accompanying notes are an integral part of these financial statements

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

NOTE 14 – SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT, AND PRODUCTION ACTIVITIES

The Company’s oil and gas properties and proved reserves are located in the Ukraine.

As discussed in Note 1, on July 25, 2013, the Company entered into an Option Agreement with Bezerius Holdings Limited (or BHL), a corporation organized under the laws of the Republic of Cyprus, whereby BHL granted the Company an option to purchase 1,000 shares of equity capital of Synderal Services LTD (or SSL), a corporation organized under the laws of the Republic of Cyprus, representing all issued and outstanding shares of SSL, for $1,250,000. SSL is engaged in the gas exploration and production business in Ukraine through its two wholly-owned subsidiaries, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ, each a legal entity formed under the laws of Ukraine.

Under the Option Agreement, the Company was required to pay to BHL $412,500 as an advance payment to be credited towards the purchase price of the SSL shares. The Company made the advance payment on July 25, 2013. The balance of the purchase price in the amount of $837,500 was paid by the Company upon exercise of the option that was completed on November 25, 2013 by paying to BHL $500,000 in cash and issuing a promissory note in the principal amount of $337,500 for the balance of the option exercise price. The obligations of the Company under the note are secured by 1,000 shares of SSL purchased by the Company under the Option Agreement in accordance with the Pledge and Security Agreement dated November 25, 2013 made by the Company in favor of the collateral agent acting on behalf of BHL. As a result, SSL, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ became indirect wholly-owned subsidiaries of the Company.

The above transactions were accounted for as a single acquisition of related businesses as the Company’s acquisition of SSL and its wholly-owned subsidiaries, Limited Liability Company NPK-KONTAKT and Limited Liability Company LISPROMGAZ, were conditioned upon a single common event – the exercise of the Option Agreement. Accordingly, the Company’s financial statements for the year ended December 31, 2013 are presented on a consolidated basis and the financial statements for the year ended December 31, 2012 are combined.

Capitalized Costs

	December 31, 2013	December 31, 2012
Proved gas properties	726,920	726,920
Unproved gas properties	472,992	472,992
Accumulated depletion	(461,278)	(396,399)
Net capitalized cost	738,634	803,513

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	December 31, 2013	December 31, 2012
Development costs
Exploration costs	15,763	4,526
Acquisition costs
Proved	20,886	-
Unproved	18,380	-
Total	55,029	4.526

Costs incurred for gas acquisition in 2013 are related to prolonged special permit for Lisichansk-Toskovskaya area.

Results of Operations from Oil and Gas Producing Activities

The Company’s results of operations from oil and gas producing activities are presented below for the year ended December 31, 2013. The following table includes revenues and expenses associated directly with the Company’s proven oil and gas producing activities. It does not include general and administrative costs or interest costs.

	December 31, 2013	December 31, 2012
Revenues	274,435	252,817
Operating and maintenance expenses	(249,748)	(215,436)
Depreciation, depletion, accretion and amortization	(69,621)	(73,195)
Income taxes	-	-
Results of operations	(44,934)	(35,814)

Reserve Information and Related Standardized Measure of Discounted Future Net Cash Flows

Supplemental Oil and Gas Reserve and Standardized Measure Information

The supplemental unaudited presentation of proved reserve quantities and related standardized measure of discounted future net cash flows provides estimates only and does not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, significant changes to these estimates can be expected as future information becomes available. All of the Company’s reserves are located in the Ukraine.

Proved reserves are those estimated reserves of natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods. The reserve estimates set forth below were prepared by third party engineering firms using reserve definitions and pricing requirements prescribed by the SEC.

Since the acquisition of the methane gas producing properties was completed in November 2013, the following table presents this acquisition in a one line item presentation. A reserve study was not prepared by the predecessor entity as of January 1, 2013.

Estimated quantities of oil and natural gas reserves

The following table sets forth certain data pertaining to changes in reserve quantities of the proved developed and proved undeveloped reserves for the year ended December 31, 2013.

Total reserves Gas, MMcf	December 31, 2013	December 31, 2012
Proved developed and undeveloped

Beginning of the year	-	-
Acquisition of methane gas producing entities	25,178	-
End of year	25,178	-
Proven reserves-developed
Beginning of the year	-	-
End of the year	12,969	-
Proven reserves-undeveloped
Beginning of the year	-	-
End of the year	12,209	-

Standardized measure of discounted future net cash flows

The standardized measure of discounted future net cash flows is computed by applying the average first day of the month price of gas during the 12 month period before the end of the year (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved gas reserves, less the estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

	December 31, 2013	December 31, 2012
Future cash inflows	285,101,000	-
Future production cost	(75,493,000)	-
Future development cost	(102,300,000)	-
Future income tax expenses	(21,954,000)	-
Future Net Cash Flows	85,354,000	-
10% annual discount for estimated timing of cash flows	(65,854,000)	-
Standardized measure of discounted future net cash flows	19,500,000	-

NOTE 15 – CONTINGENCIES AND COMMITMENTS

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

Political unrest in Ukraine of the past months and recent increase in political, economic and military pressures from Russian Federation, have fueled the activity of various secessionist groups in the eastern part of the country. This may have an adverse effect on the national security and economy, and increases risks of doing business in Ukraine or investing in the companies doing business in Ukraine. The situation is exacerbated by the tensions with the Russian Federation which annexed the Crimean peninsula in March 2014 and built up a significant military presence at its border with Ukraine. Russia actively provides financial, military and human resources to illegal armed groups, which are active in some north-eastern parts of Donbass. In order to counteract to such activities and potential consequences, starting from April, the government, enforcement agencies and armed forces of Ukraine are implementing the anti-terrorists operation (ATO).

Petr Poroshenko, the President of Ukraine elected in May 2014, presented his program of peaceful regulation of the situation in the East of Ukraine. Based on this peaceful plan, the signing of the protocol which contains the steps and measures aimed at de-escalation of the situation in Donetsk and Lugansk regions took place in Minsk at the beginning of September.

This protocol was signed by Ukraine, OSCE and Russia and contains 12 steps which regulate the process of implementation of peace on the given territory. In connection with signing the cessation of arms and cease-fire was announced. Together with that, this condition is not followed by the terrorists and the locations of Ukrainian army undergo the firing. At the end of August, the President of Ukraine announced about the dismissal of the Parliament and the pre-term elections to the Parliament on October 26th. During September-October the Parliament adopted several important laws including the laws aimed at the reforms in Ukraine and improvement of the investment climate in Ukraine: «About the public prosecutor’s office», «About the National anti-corruption bureau of Ukraine», the Law «About the prevention of corruption».

In the February 2015 the International Monetary Fund approved a new $17.5 billion bailout of crisis-hit Ukraine. The IMF executive board will meet at the end of February or in early March to give the go-ahead on the proposed four-year loan program to Ukraine. The IMF has indicated its $17.5 billion aid would be part of about $40 billion in assistance from the international community.

The territory where the licensed area of the Company is located and the operation activity is implemented is located on the territory controlled by Ukrainian military forces.

Such events and circumstances have an adverse effect on investment climate in Ukraine and in case of further escalation it might have the further negative impact on the business environment.

NOTE 16 – GOING CONCERN

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

NOTE 17 – SUBSEQUENT EVENTS

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

